Form 10-Q
period 1995-03-31
TRANSWORLD BANCORP
filed 1995-05-12
CIK 700613

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1995               Commission File Number 0-10692


                               TRANSWORLD BANCORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                             95-3730637
- - -------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                dentification No.)


        15233 Ventura Boulevard
       Sherman Oaks,  California                                    91403
- - ----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

     Registrant's telephone number, including  area code:  (818) 783-7501


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No     .
                                   -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   There were 2,760,334 shares of common stock outstanding as of May 5, 1995.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                           March 31,                    December 31,
(Unaudited)                                                                     1995                            1994
- - --------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $ 28,589,000                    $ 30,541,000
Federal funds sold                                                        53,000,000                      55,000,000
Investment securities held to maturity
  (approximate market value:
  1995-$136,356,000, 1994-$124,383,000):                                 138,615,000                     128,907,000
Investment securities available for
  sale at market value                                                    24,116,000                      23,379,000
- - --------------------------------------------------------------------------------------------------------------------
     Total investment securities                                         162,731,000                     152,286,000
Loans and leases                                                         124,415,000                     125,209,000
   Less allowance for credit losses                                        2,106,000                       2,033,000
- - --------------------------------------------------------------------------------------------------------------------
     Net loans and leases                                                122,309,000                     123,176,000
Premises and equipment, net                                                3,215,000                       3,345,000
Other real estate owned                                                      602,000                       2,048,000
Other assets                                                               5,430,000                       4,756,000
- - --------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                         $375,876,000                    $371,152,000
====================================================================================================================


LIABILITIES
Deposits:
   Noninterest bearing                                                  $115,610,000                    $113,600,000
   Interest bearing                                                      210,442,000                     227,985,000
- - --------------------------------------------------------------------------------------------------------------------
     Total deposits                                                      326,052,000                     341,585,000
Securities sold under agreement to repurchase                             20,000,000                         200,000
Interest bearing demand notes issued
   to the U.S. Treasury                                                    1,437,000                       2,740,000
Mortgage indebtedness and obligation
   under capital lease                                                       229,000                         320,000
Other liabilities                                                          1,586,000                         977,000
- - --------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                     349,304,000                     345,822,000
STOCKHOLDERS' EQUITY
Common stock, no par value:
   authorized $6,000,000 shares;
   2,760,334 shares issued and out-
   standing in TransWorld Bancorp in
   1995 and 2,727,182 in 1994                                              8,022,000                       7,813,000
Surplus                                                                    2,926,000                       2,926,000
Retained earning                                                          15,647,000                      14,666,000
Unrealized gain/loss on securities
  (net of deferred taxes of $16,000
  in March 1995 and $53,000 in Dec 1994)                                     (23,000)                        (75,000)
- - --------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                             26,572,000                      25,330,000
- - --------------------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                               $375,876,000                    $371,152,000
====================================================================================================================

   The financial statements reflect all normal interim adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME



                                                                                            March 31,
                                                                           1995                              1994
- - -----------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                        $3,229,000                        $2,653,000
   Interest on state and municipal
     securities                                                         421,000                           301,000
  Interest on other investment
     securities                                                       1,724,000                         1,002,000
   Interest on Federal funds sold                                       959,000                           494,000
- - -----------------------------------------------------------------------------------------------------------------
     Total interest income                                            6,333,000                         4,450,000
Interest expense:
   Interest on deposits                                               1,563,000                         1,147,000
   Interest on short-term borrowings                                     50,000                            30,000
- - -----------------------------------------------------------------------------------------------------------------
     Total interest expense                                           1,613,000                         1,177,000
   Net interest income                                                4,720,000                         3,273,000
     Provision for credit losses                                        220,000                           150,000
- - -----------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for credit losses                                                  4,500,000                         3,123,000
Noninterest income:
   Service charges on deposit accounts                                  699,000                           751,000
   Bankcard merchant income                                              30,000                           115,000
   Other operating income                                               232,000                           199,000
- - -----------------------------------------------------------------------------------------------------------------
     Total noninterest income                                           961,000                         1,065,000
Noninterest expense:
   Salaries and employee benefits                                     1,960,000                         1,841,000
   Net occupancy expense                                                579,000                           553,000
   Furniture, fixtures and equipment                                    314,000                           236,000
   FDIC insurance costs                                                 188,000                           158,000
   Data processing                                                       49,000                            56,000
   Other operating expense                                              802,000                           692,000
   Earthquake expense                                                     7,000                           303,000
- - -----------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                        3,899,000                         3,839,000
Income before income taxes                                            1,562,000                           349,000
Income taxes                                                            582,000                            81,000
- - -----------------------------------------------------------------------------------------------------------------
Net income                                                           $  980,000                        $  268,000
=================================================================================================================

Net income per share*                                                $      .36                        $      .10
=================================================================================================================
Book value per share*                                                $     9.63                        $     8.48
Weighted average shares outstanding*                                  2,749,283                         2,727,182

*Adjusted to reflect the two-for-one split paid March 7, 1995.

TRANSWORLD BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,                                                                       1995                          1994
- - -----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net Income                                                                    $    980,000                  $    268,000
         Adjustment to reconcile net income to net cash
          provided by operating activities:
           Net amortization of premium on investments                                    29,000                       148,000
           Provision for credit losses                                                  220,000                       150,000
           Accretion of deferred loan fees and costs                                    (36,000)                      (36,000)
           Loan origination costs capitalized                                           (35,000)                      (48,000)
           Depreciation and amortization                                                184,000                       178,000
           Increase in accrued interest receivable                                     (400,000)                     (103,000)
           Increase in accrued interest payable                                          59,000                             -
           Increase (decrease) in current income taxes payable                          469,000                      (164,000)
           Provision for OREO losses                                                     73,000                             -
           Increase in other, net                                                        42,000                       238,000
- - -----------------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                              1,585,000                       631,000
Cash flows from investing activities:
           Proceeds from matured securities held to maturity                          2,252,000                     2,938,000
           Proceeds from matured securities available for sale                       14,750,000                     3,000,000
           Proceeds from calls and redemptions
               of securities held to maturity                                         5,000,000                     5,705,000
           Proceeds from calls and redemptions
               of securities available for sale                                               -                        61,000
           Purchase of securities held to maturity                                  (11,815,000)                  (12,529,000)
           Purchase of securities available for sale                                (15,614,000)                            -
           Net decrease in loans                                                        183,000                       107,000
           Proceeds from sale of SBA loans                                              462,000                       521,000
           Loan origination fees received                                               111,000                        95,000
           Proceeds from sale of other real estate owned                              1,375,000                       260,000
           Purchase of premises and equipment                                           (54,000)                     (118,000)
           (Increase) decrease in other, net                                           (274,000)                      156,000
- - -----------------------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by investing activities                   (8,619,000)                      196,000
Cash flows from financing activities:
           Net increase in noninterest bearing deposits                               2,010,000                     6,068,000
           Net (decrease) increase in interest bearing deposits                     (17,543,000)                   17,558,000
           Net increase in repurchase agreements                                     19,800,000                             -
           (Decrease) increase in interest bearing demand notes                      (1,303,000)                    1,337,000
           Decrease in capital lease and mortgage indebtedness                          (91,000)                     (210,000)
           Repayments on long-term debt                                                       -                             -
           Dividends paid in lieu of fractional shares issued                                 -                             -
           Exercise of stock purchase plan options                                      209,000                             -
- - -----------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                              3,082,000                    24,753,000
- - -----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                            (3,952,000)                   25,580,000
Cash and cash equivalents, beginning of year                                         85,541,000                    77,234,000
- - -----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                             $ 81,589,000                  $102,814,000
=============================================================================================================================


Supplemental disclosures of cash flows information:

Cash paid during the year of:                                                              1995                          1994
- - -----------------------------------------------------------------------------------------------------------------------------
  Interest                                                                         $  1,504,000                  $  1,178,000
  Income taxes                                                                     $    325,000                  $    216,000
- - -----------------------------------------------------------------------------------------------------------------------------
Non cash activities:
  Transfer from loans to other real estate owned                                   $          -                  $          -
=============================================================================================================================

See notes to consolidated financial statements

TRANSWORLD BANCORP AND SUBSIDIARY

NOTE 1 - NONPERFORMING ASSETS


PAST DUE AND NONACCRUING ASSETS:

                                                     Past due over 90 days                                       Nonaccruals
                                                ----------------------------------------------------------------------------
                                                March 31             December 31               March 31          December 31
                                                    1995                    1994                   1995                 1994
- - ----------------------------------------------------------------------------------------------------------------------------
Real Estate loans                               $255,000                $455,000             $  985,000           $  853,000
Commercial loans                                       -                       -                224,000              250,000
Consumer loans                                         -                       -                 12,000               20,000
Leasing                                            1,000                   1,000                      -                    -
Other Real Estate Owned                                -                       -                602,000            2,048,000
- - ----------------------------------------------------------------------------------------------------------------------------
  Total                                         $256,000                $456,000             $1,823,000           $3,171,000
============================================================================================================================


NOTE 2 - ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED:

Transactions in the allowance for credit losses were as follows:

                                                                                                 March 31        December 31
                                                                                                     1995               1994
- - ----------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                             $2,033,000         $2,029,000
Provision charged to operations                                                                   220,000            921,000
Recoveries                                                                                         63,000            109,000
- - ----------------------------------------------------------------------------------------------------------------------------
                                                                                                2,316,000          3,059,000
Less: Loans charged off                                                                           210,000          1,026,000
- - ----------------------------------------------------------------------------------------------------------------------------
  Balance                                                                                      $2,106,000         $2,033,000
============================================================================================================================


Transactions in the allowance for other real estate owned were as follows:

                                                                                                 March 31       December 31
                                                                                                     1995              1994
- - ---------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                               $135,000          $ 93,000
Provision charged to operations                                                                    73,000           105,000
- - ---------------------------------------------------------------------------------------------------------------------------
                                                                                                  208,000           198,000
Less: OREO reserves recovered                                                                           -                 -
Less: OREO reserves charged off                                                                   148,000            63,000
- - ---------------------------------------------------------------------------------------------------------------------------
  Balance                                                                                        $ 60,000          $135,000
===========================================================================================================================



NOTE 3 - ASSET QUALITY RATIOS

                                                                                                March 31        December 31
                                                                                                    1995               1994
- - ----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                                                                  1.19%              1.26%
Nonperforming assets to total assets                                                                 .57%              1.01%
Loan loss allowance to nonperforming loans                                                        142.59%            128.75%
Loan loss and OREO allowance to nonperforming assets                                              101.26%             57.63%

TRANSWORLD BANCORP AND SUBSIDIARY


NOTE 4 - IMPAIRED LOANS


The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995 and it has had no material effect on the Company's financial position. This statement prescribes that a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of the impairment can be based on the expected future cash flows of an impaired loan, which are to be discounted at the loan's effective interest rate, or impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral.

Collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. Additionally, the statement prescribes measuring impairment of a restructured loan by discounting the total expected future cash flows at the loans effective rate of interest in the original loan agreement. Finally, the impact of initially applying the statement is recorded as a part of the provision for credit losses.

A change in the present value of an impaired loan's expected future cash flows from one reporting period to the next, because of the passage of time or revised estimates, shall be reported in the same manner in which impairment initially was recognized, an increase or reduction in the bad-debt expense.



                                                                                              (in thousands)
                                                                                              MARCH 31, 1995
- - ------------------------------------------------------------------------------------------------------------
Total recorded investment in the impaired loans                                                          466

Amount of recorded investment for which there is a related allowance for credit losses                   119

Amount of the recorded investment for which there is no related allowance for credit losses              347

Average recorded investment in impaired loans during the first quarter                                   503

Interest income recognized during the first quarter                                                        0

Interest income recognized during the first quarter using the cash basis method of accounting              0

ITEM 2 MANAGEMENT'S ANALYSIS OF FINANCIAL OPERATIONS

March 31, 1995 vs December 31, 1994

ASSETS

Total assets on March 31, 1995, were $375,876,000 compared to $371,152,000 at year-end, an increase of $4,724,000 , or 1%. Investment securities grew $10,445,000, or 7%, from December 31, 1994. The increase was invested primarily in U.S. government agencies, with an average maturity of 2 years.

The loan portfolio at the end of the first quarter was virtually unchanged from year-end 1994 with total loans dropping 1%, to, $124,415,000 at March 31, 1995, versus $125,209,000 at December 31, 1994. The reserve for credit losses at March 31, 1995, was $2,106,000, or 1.69% of loans outstanding, compared to $2,033,000, or 1.62%, at December 31, 1994. Nonperforming loans decreased during the first quarter to $1,477,000, or 1.19% of total loans, versus $1,579,000, or 1.26%, at year-end. The ratio of nonperforming assets to total assets also decreased from 1.01% at December 31, 1994, to 0.57% at March 31, 1995, reflective of the reduction in nonperforming assets and Other Real Estate Owned during the first quarter.

Other Real Estate Owned (OREO) decreased a substantial 71%, or $1,446,000 from year-end 1994. During the first quarter the Company sold one property for a net loss of $71,000 but made no additions to OREO. The remaining six properties held in OREO total $602,000 and represent only 0.2% of assets. Offers have been received on two of the properties, but have yet to be sold.

LIABILITIES

Total Deposits were $326,052,000 at March 31, 1995, compared to $341,585,000 at December 31, 1994, a decrease of $15,533,000, or 5%. The reduction in deposits is directly related to one customer reducing its deposit balance in order to invest in securities sold under agreements to repurchase. The securities sold under agreements to repurchase were $20,000,000 at the end of the first quarter compared to $200,000 at year-end 1994. In February the company offered a special, high yielding 10-month certificate of deposit which helped fuel the increase of $9,426,000, or 19%, in time certificates of deposit over year end 1994.

CAPITAL AND LIQUIDITY

On January 30, 1995, the Board of Directors approved a two for one stock split that was paid to shareholders on March 7, 1995. The stock split reflects the Company's optimism about the outlook for the Southern California economy and its desire to increase the number of shares outstanding in order to improve the liquidity of our stock and, over time, add to shareholder value.

The Company's capital position continues to meet the FDIC requirements of a well capitalized bank. Risk based capital at quarter-end was 15.39%, up from 14.84% at year-end. The minimum risk based capital required by the FDIC and Federal Reserve Bank is 8%. The Tier 1 (core capital) ratio was 14.24% at March 31, 1995, compared to 13.72% at December 31, 1994, with the leverage ratio (tier 1 capital to quarterly average assets) up from 6.69% at year end to 7.19% at the end of the first quarter.

The Company's financial position continues to be strong and liquid, with cash and federal funds sold totaling $81,589,000 at March 31, 1995. This gives the company the liquidity to meet any increase in loan demand.


OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1995 VS MARCH 31, 1994.


TransWorld Bancorp recorded first quarter net income of $980,000, up from $268,000 in the first quarter of 1994, an increase of $712,000 or 266%. Earnings for 1994 included a $300,000 pre-tax expense for earthquake repairs. Comparisons of pre-tax earnings, before the earthquake adjustment, show $1,562,000 for the first quarter 1995 and $649,000 for the same period in 1994, an increase of $913,000 or, 141%. Net income per share, after adjusting for the two for one stock split, was $0.36 for the first quarter of 1995 compared to $0.10 for the same period of 1994. Book value increased to $9.63 at March 31, 1995, versus $8.48 for March 31, 1994.


Net interest income, after the provision for credit losses, increased $1,377,000, or 44% over the same period last year. This is a result of higher interest rates in the loan portfolio, investment securities and Federal funds sold. The average rate of return on the loan portfolio rose from 8.62% at March 31, 1994, to 10.77% at March 31, 1995. The provision for credit losses increased $70,000, or 47%, over the amount provided in the first quarter last year. The net interest margin for March 31, 1995, was 4.5% versus 4.3% for March 31, 1994.

Noninterest income totaled $961,000 at March 31, 1995, compared to $1,065,000 for the same period in 1994. A component of noninterest income is the bankcard merchant income which was $30,000 at March 31, 1995, versus $115,000 at March 31, 1994, a decrease of $85,000, or 74%. In January 1994 the Company was not only servicing the merchant portfolio, but receiving income for those services. In February 1994 the servicing was outsourced, which substantially reduced expenses as well as gross revenues.

SBA income was up 44% to $47,000, or $15,000, over the same period last year, and with the Company's aggressive marketing, our SBA lending program will continue to grow.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1995 VS MARCH 31, 1994.

Noninterest expenses, excluding the $300,000 charged in the first quarter 1994 for earthquake expenses, rose 10%, or $360,000. Salaries and employee benefits were up $119,000, or 6%, from the first quarter 1994. Net occupancy expense increased 5% due to CPI adjustments in three of our leased facilities. FDIC Insurance costs rose $30,000, or 19%, over the same period last year, due to the increase in the computed deposit base. The Company continues to pay the lowest FDIC insurance rate of $0.23 per hundred, as a result of meeting the requirements of a well capitalized Bank.

The Company adopted, on January 1, 1995, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". It has had no material effect on the Company's financial position. Disclosure of the of effect of adoption of SFAS No. 114 and SFAS No. 118 are included in Note 4 of the accompanying financial statements.

The Company received approval for an office in Camarillo, California, during the first quarter and we anticipate opening this branch in June 1995.
Camarillo will be the second office in Ventura County, a market we believe will respond to our style of results oriented banking.


                                    PART II


ITEM 1 - LEGAL PROCEEDINGS

  None

ITEM 2 - CHANGES IN SECURITIES

  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5 - OTHER INCOME

  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS

             27.   Financial Data Schedule

         B.  REPORTS ON FORM 8-K
                        None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSWORLD BANCORP


Date:     May 12, 1995                   By:      Howard J. Stanke
       ------------------                     ------------------------
                                                  Howard J. Stanke
                                                  Chief Financial Officer


Date:     May 12, 1995                   By:      David H. Hender
       ------------------                     ------------------------
                                                  David H. Hender
                                                  Chief Executive Officer