Form 10-Q
period 1995-06-30
TRANSWORLD BANCORP
filed 1995-08-11
CIK 700613

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995                   Commission File Number 0-10692


                               TRANSWORLD BANCORP
             (Exact name of Registrant as specified in its charter)

            CALIFORNIA                                           95-3730637
(State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                             Identification No.)

15233 Ventura Boulevard                                               91403
Sherman Oaks,  California                                          (Zip Code)
(Address of principal executive offices)

Registrant's telephone number,
including area code:  (818) 783-7501

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No      .
    -----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  There were 2,761,546 shares of common stock outstanding as of August 4, 1995.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                     June 30,      December 31,
(Unaudited)                                                              1995              1994
- -----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $ 26,163,000      $ 30,541,000
Federal funds sold                                                 75,000,000        55,000,000
Investment securities held to maturity (approximate market
   value:  1995-$138,232,000; 1994-$124,383,000;):                138,487,000       128,907,000
Investment securities available for sale, at market value          21,357,000        23,379,000
- -----------------------------------------------------------------------------------------------
      Total investment securities                                 159,844,000       152,286,000
   Loans and leases                                               125,378,000       125,209,000
   Less allowance for credit losses                                 2,242,000         2,003,000
- -----------------------------------------------------------------------------------------------
      Net loans and leases                                        123,136,000       123,176,000
Premises and equipment, net                                         3,386,000         3,345,000
Other real estate owned, net                                          738,000         2,048,000
Other assets                                                        5,471,000         4,756,000
- -----------------------------------------------------------------------------------------------
      TOTAL ASSETS                                               $393,738,000      $371,152,000
===============================================================================================

LIABILITIES
Deposits:
   Noninterest bearing                                           $115,512,000       113,600,000
   Interest bearing                                               208,804,000       227,985,000
- -----------------------------------------------------------------------------------------------
      Total deposits                                              324,316,000       341,585,000
Securities sold under agreement to repurchase                      36,408,000           200,000
Interest bearing demand notes issued to the U.S. Treasury           3,693,000         2,740,000
Mortgage indebtedness and obligation under capital lease              228,000           320,000
Other liabilities                                                   1,478,000           977,000
- -----------------------------------------------------------------------------------------------
   Total liabilities                                              366,123,000       345,822,000
STOCKHOLDERS' EQUITY
Common stock, no par value: authorized 6,000,000 shares;
   2,760,334 shares issued and out-standing in TransWorld
   Bancorp in 1995 and 2,727,182 in 1994                            8,022,000         7,813,000
Surplus                                                             2,926,000         2,926,000
Retained earnings                                                  16,628,000        14,666,000
Unrealized gain/(loss) on securities (net of deferred taxes
   of $(23,000) in June 1995 and $53,000 in Dec 1994)                  39,000           (75,000)
- -----------------------------------------------------------------------------------------------
   Total stockholders' equity                                      27,615,000        25,330,000
- -----------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $393,738,000      $371,152,000
===============================================================================================

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ending            Six Months Ending
                                                                     June 30                        June 30
(Unaudited) ($ in thousands)                                    1995           1994           1995           1994
- -----------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                 $3,356         $2,814        $ 6,585         $5,467
   Interest on state and municipal securities                    402            336            823            637
   Interest on other investment securities                     2,021          1,130          3,745          2,132
   Interest on Federal funds sold                                949            797          1,908          1,291
- -----------------------------------------------------------------------------------------------------------------
      Total interest income                                    6,728          5,077         13,061          9,527
Interest expense:
   Interest on deposits                                        1,628          1,234          3,191          2,381
   Interest on short-term borrowings                             417             30            467             60
- -----------------------------------------------------------------------------------------------------------------
      Total interest expense                                   2,045          1,264          3,658          2,441
Net interest income                                            4,683          3,813          9,403          7,086
   Provision for credit losses                                   225            256            445            406
- -----------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses          4,458          3,557          8,958          6,680
Noninterest income:
   Service charges on deposit accounts                           724            748          1,423          1,499
   Bankcard merchant income                                       34             27             64            142
   Other operating income                                        224            215            456            414
- -----------------------------------------------------------------------------------------------------------------
      Total noninterest income                                   982            990          1,943          2,055
Noninterest expense:
   Salaries and employee benefits                              1,959          1,828          3,919          3,669
   Net occupancy expense                                         525            567          1,104          1,120
   Furniture, fixtures and equipment                             314            299            628            535
   FDIC insurance costs                                          188            158            376            316
   Data processing                                                54             43            103             99
   Other operating expense                                       810            695          1,619          1,390
   Earthquake expense                                             --             --             --            300
- -----------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                3,850          3,590          7,749          7,429
Income before income taxes                                     1,590            957          3,152          1,306
Income taxes                                                     608            332          1,190            413
- -----------------------------------------------------------------------------------------------------------------
 NET INCOME                                                   $  982         $  625        $ 1,962         $  893
=================================================================================================================
NET INCOME PER SHARE*                                         $ 0.36         $ 0.23        $  0.71         $ 0.33
=================================================================================================================
Book value per share*                                                                      $ 10.00         $ 8.70
Weighted average shares outstanding*                       2,760,334      2,726,182      2,754,839      2,727,182

*Adjusted to reflect the two-for-one split paid on March 7, 1995

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Periods ended June 30,  (Unaudited)                                                   1995               1994
- -------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                    $  1,962,000       $    893,000
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net (accretion) amortization of premium on investments                       (74,000)           237,000
      Provision for credit losses                                                  445,000            406,000
      Accretion of deferred loan fees and costs                                    (59,000)           (85,000)
      Loan origination costs capitalized                                           (75,000)           (83,000)
      Depreciation and amortization                                                326,000            332,000
      (Increase) in accrued interest receivable                                   (438,000)          (291,000)
      Increase (decrease) in accrued interest payable                              205,000            (13,000)
      Increase in current income taxes payable                                      47,000            106,000
      Provision for OREO losses                                                     92,000             25,000
      Increase in other, net                                                       185,000            227,000
- -------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                  2,616,000          1,754,000
Cash flows from investing activities:
      Proceeds from matured securities held to maturity                         10,000,000          4,400,000
      Proceeds from matured securities available for sale                       25,650,000          4,600,000
      Proceeds from calls and redemptions of securities
         held to maturity                                                        8,315,000          8,084,000
      Proceeds from calls and redemptions of securities
         available for sale                                                      1,000,000             61,000
      Purchase of securities held to maturity                                  (27,644,000)       (31,567,000)
      Purchase of securities available for sale                                (24,919,000)        (8,498,000)
      Net (increase) decrease in loans                                          (1,756,000)         3,949,000
      Proceeds from sale of SBA loans                                            1,295,000            851,000
      Loan origination fees received                                               325,000            271,000
      Proceeds from sale of other real estate owned                              1,375,000            260,000
      Purchase of premises and equipment                                          (367,000)          (255,000)
      (Increase) decrease in other, net                                           (277,000)           203,000
- -------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities:                                  (7,003,000)       (17,641,000)
Cash flows from financing activities:
      Net increase in noninterest bearing deposits                               1,912,000         17,348,000
      Net (decrease) increase in interest bearing deposits                     (19,181,000)        29,481,000
      Net increase in repurchase agreements                                     36,208,000          1,000,000
      Increase in interest bearing demand notes                                    953,000            611,000
      (Decrease) in capital lease and mortgage indebtedness                        (92,000)          (211,000)
      Dividends paid in lieu of fractional shares issued                              --              (10,000)
      Exercise of stock purchase plan options                                      209,000                 --
- -------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                              20,009,000         48,219,000
- -------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       15,622,000         32,332,000
Cash and cash equivalents, beginning of year                                    85,541,000         77,234,000
Cash and cash equivalents, end of period                                      $101,163,000       $109,566,000
=============================================================================================================

Supplemental disclosure of cash flows information:
Cash paid during the year:                                                            1995               1994
- -------------------------------------------------------------------------------------------------------------
   Interest                                                                   $  2,992,000       $  2,456,000
   Income taxes                                                               $  1,340,000       $    286,000
- -------------------------------------------------------------------------------------------------------------
Non cash activities:
   Transfer from loans to other real estate owned                             $    155,000       $    140,000
=============================================================================================================

See notes to consolidated financial statements

NOTE 1 - NONPERFORMING ASSETS

PAST DUE AND NONACCRUING ASSETS:

                                              Past due over 90 days                                   Nonaccruals
                                     ------------------------------------------------------------------------------------------
                                         June 30                    Dec. 31                 June 30                     Dec. 31
                                            1995                       1994                    1995                        1994
- -------------------------------------------------------------------------------------------------------------------------------
Real Estate loans                       $340,000                  $455,000               $  540,000                  $  853,000
Commercial loans                              --                        --                  264,000                     250,000
Consumer loans                                --                        --                    4,000                      20,000
Leasing                                    2,000                     1,000                       --                          --
Other Real Estate Owned                       --                        --                  738,000                   2,048,000
- -------------------------------------------------------------------------------------------------------------------------------
   Total                                $342,000                  $456,000               $1,546,000                  $3,171,000
===============================================================================================================================



NOTE 2 - ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED:

Transactions in the allowance for credit losses were as follows:

                                                                                            June 30                     Dec. 31
                                                                                               1995                        1994
- -------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                       $2,033,000                  $2,029,000
Provision charged to operations                                                             445,000                     921,000
Recoveries                                                                                   98,000                     109,000
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                          2,576,000                   3,059,000
Less: Loans charged off                                                                     334,000                   1,026,000
- -------------------------------------------------------------------------------------------------------------------------------
   Balance                                                                               $2,242,000                  $2,033,000
===============================================================================================================================


Transactions in the allowance for other real estate owned were as follows:

                                                                                            June 30                     Dec. 31
                                                                                               1995                        1994
- -------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                      $   135,000                  $   93,000
Provision charged to operations                                                              92,000                     105,000
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                            227,000                     198,000
Less: OREO reserves recovered                                                                    --                          --
Less: OREO reserves charged off                                                             148,000                      63,000
- -------------------------------------------------------------------------------------------------------------------------------
   Balance                                                                              $    79,000                  $  135,000
===============================================================================================================================


NOTE 3 - ASSET QUALITY RATIOS

                                                                                            June 30                     Dec. 31
                                                                                               1995                        1994
- -------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                                                             0.92%                       1.26%
Nonperforming assets to total assets                                                           0.50%                       1.01%
Loan loss allowance to nonperforming loans                                                   194.95%                     128.75%
Loan loss and OREO allowance to nonperforming assets                                         118.00%                      57.63%


ITEM 2 - MANAGEMENT'S ANALYSIS OF FINANCIAL OPERATIONS JUNE 30, 1995 VS. DECEMBER 31, 1994

ASSETS

Assets continued to grow during the first half of 1995 gaining 6% or, $22,586,000, to $393,738,000 as of June 30, 1995.

Asset growth was invested primarilly in Federal funds sold and the investment portfolio. Federal funds sold increased 35%, or $20,000,000, over year-end 1994, and decreased by $10,600,000 from June 30, 1994. The investment portfolio increased to $159,844,000 at June 30, 1995, versus $152,286,000 at December 31,
1994, an increase of $7,558,000, or 5%. The increase in the investment portfolio was invested primarily in U.S. Government agencies, with maturities ranging from one to three years. The market value of held-to-maturity securities improved to 99.8% of book value.

The loan portfolio grew marginally during the first half of 1995 with totals being $125,378,000 at June 30, 1995, compared to $125,209,000 at December 31,
1994. Modest growth in lending continues to reflect prevailing economic conditions in Southern California and our philosophy of a disciplined approach to risk management. The reserve for credit losses at June 30, 1995, was $2,242,000, or 1.78%, of total loans, versus $2,033,000, or 1.62% of total loans at December 31, 1994. Asset quality remained solid with non-performing loans decreasing during the first half of the year to $1,150,000, or 0.92% of total loans, compared to $1,579,000, or 1.26%, of total loans at year-end.

Other real estate owned (OREO) decreased 64%, or $1,310,000, during the first half of 1995, a result of the the sale of one property with a net loss of $71,000, while only one property was added to OREO during the first half of 1995. The Company is aggressively marketing the sale of the remaining six properties held in OREO totaling $738,000, and representing only 0.2% of assets.

LIABILITIES

Deposits, along with repurchase agreements, grew to $360,724,000 compared to $341,785,000 at December 31, 1994, an increase of $18,939,000, or 6%. Securities sold under agreement to repurchase increased to $36,408,000 at June 30, 1995, from $200,000 at December 31, 1994, an increase of $36,208,000, more than offsetting the decrease of $19,181,000 in Interest bearing deposits. As noted in the first quarter report, the reduction in deposits is directly related to one customer reducing its deposit blance in order to invest in securities sold under agreements to repurchase.

Time certificates of deposit increased 33%, or $16,110,000, during the first half of the year. As a result of our marketing efforts, the increase in CD's is reflected in the balances of our 6 month and one year pace CD's, as well as in a 10 month CD that was offered for a limited time in the first quarter.

CAPITAL AND LIQUIDITY

The Company's capital position remains strong, and continues to meet the requirements set by the FDIC for a well capitalized bank. Risk-based capital at the end of the second quarter was 15.50%, up from 14.84%, at year-end, exceeding the 8% minimum set by the FDIC and Federal Reserve bank. The Tier 1 (core capital) ratio was 14.32% at June 30, 1995 compared to 13.72% at December 31, 1994. The leverage ratio (Tier 1 capital to quarterly average assets) was up from 6.69% at year-end to 7.08% at the end of the second quarter.

The financial position of the Company continues to be strong. The Company had cash and federal funds sold totaling $101,163,000 at June 30, 1995, giving the company liquidity to handle increased loan demand and short-term liability fluctuations.

OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1995 VS. JUNE 30, 1994.

Second quarter earnings for 1995 increased to $982,000, up 57% from the $625,000 earned in the second quarter of 1995.

Net interest income, after the provision for credit losses, increased $901,000 or, 25%, over the same period last year, a result of a higher net interest margin. The net interest margin increased from 4.2% at June 30, 1994, to 4.7% at June 30, 1995. The average rate of return on the loan portfolio was up from 9.65% at June 30, 1994, to 11.03% at June 30, 1995. The loan loss provision for the second quarter 1995 decreased $31,000, or 12%, from the amount provided in the second quarter 1994.

Noninterest income was $982,000 for the quarter ending June 30, 1995, compared to $990,000 for the second quarter 1994. Service charges on deposit accounts decreased 3%, or $24,000. Account analysis charges are a contributing factor to service charges on deposit accounts, and as interest rates rise, the earnings' credit received by accounts on analyzed service charges rise, resulting in lower service charges paid by the account holder thus contributing to the decrease.

Noninterest expense increased a modest 7%, or $260,000, over last year. Salaries and employee benefits rose $131,000, or 7%, over the same period last year, partly as a result of staffing for our new Camarillo office which opened during the second quarter. FDIC insurance costs rose $30,000, or 19%, over the same period last year.

For the quarter, per share earnings were $0.36 at June 30, 1995, versus $0.23 at June 30, 1994.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30,1995 VS. JUNE 30, 1994.

Operating earnings for the six months ended June 30, 1995, totaled $1,962,000, a gain of 120% over last year's first half earnings of $893,000. Per share earnings for the first half of 1995 grew 115% to $0.71 from $0.33 for the first half of 1994. Book value per share at June 30, 1995, was $10.00 compared to $8.70 at June 30, 1994. The annualized return on assets at June 30, 1995, rose to 1.06% from 0.54% for the same period last year. The first half of 1994 was affected by the Northridge earthquake.

Net interest income, after the provision for credit losses, grew $2,278,000, or 34%, for the first half of the year, due to both increased asset volume and a favorable interest spread.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30,1995 VS. JUNE 30, 1994
(CONT.)

Noninterest income was $1,943,000 for 1995 compared to $2,055,000 for 1994. Bankcard merchant income was $64,000 at June 30, 1995, versus $142,000 at June 30, 1994, a decrease of $78,000, or 55%. In January 1994 the Company was not only servicing the merchant portfolio, but receiving income for those services. In February 1994 the service was outsourced, which substantially reduced expenses as well as gross revenues. Second quarter results for bankcard merchant income show an increase of $7,000, or 26%, indicating that the merchant services not outsourced continue to be profitable. SBA income was $82,000 at June 30, 1995, up 52%, or $28,000, over the same period last year.

Noninterest expenses, excluding $300,000 charged in the first quarter 1994 for earthquake expenses, rose 9%, or $620,000. An increase in salaries and employee benefits as well as furniture, fixtures and equipment corresponds to our newest office in Camarillo. FDIC insurance costs increased $60,000, or 19%, over the same period last year. The Company continues to pay the lowest FDIC insurance rate of $0.23 per hundred, as a result of meeting the requirements of a well capitalized bank.

Our eleventh office located in Camarillo, California opened for business on May 30, 1995. With its strong business base and attractive residential areas the Camarillo market enhances our ability to attract new customer relationships and build a sound, profitable office.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

                                     PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TRANSWORLD BANCORP AND SUBSIDIARY

(a)    Annual meeting of stockholders was held on April 27, 1995

(b)    N/A

(c)    Matters voted upon were:

       1. Election of Directors

       Louis J. Galen
                                           Votes Cast:
          FOR                                2,274,628
          AGAINST                                    -
          WITHHELD                                 812
          ABSTENTIONS                                -
          BROKER NON VOTES                           -


       David H. Hender
                                           Votes Cast:
          FOR                                2,274,662
          AGAINST                                    -
          WITHHELD                                 778
          ABSTENTIONS                                -
          BROKER NON VOTES                           -


       Douglas D. Bernards
                                           Votes Cast:
          FOR                                2,274,628
          AGAINST                                    -
          WITHHELD                                 812
          ABSTENTIONS                                -
          BROKER NON VOTES                           -


       Alvin H. Blaine
                                           Votes Cast:
          FOR                                2,274,522
          AGAINST                                    -
          WITHHELD                                 918
          ABSTENTIONS                                -
          BROKER NON VOTES                           -


       Helene V. Galen
                                           Votes Cast:
          FOR                                2,274,168
          AGAINST                                    -
          WITHHELD                               1,272
          ABSTENTIONS                                -
          BROKER NON VOTES                           -


       Warren W. Kingsley
                                           Votes Cast:
          FOR                                2,274,628
          AGAINST                                    -
          WITHHELD                                 812
          ABSTENTIONS                                -
          BROKER NON VOTES                           -


       Ralph E. Phillips
                                           Votes Cast:
          FOR                                2,274,662
          AGAINST                                    -
          WITHHELD                                 778
          ABSTENTIONS                                -
          BROKER NON VOTES                           -


       Timothy Harris
                                           Votes Cast:
          FOR                                2,274,626
          AGAINST                                    -
          WITHHELD                                 814
          ABSTENTIONS                                -
          BROKER NON VOTES                           -



        2. Ratification of the selection of Deloitte & Touche as the company's independent auditors.


                                                            Votes Cast:
                         FOR                                 2,261,163
                         AGAINST                                 1,502
                         ABSTAIN                                12,775



                                     PART II

ITEM 5 - OTHER INCOME

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A.    EXHIBITS

         27.   Financial Data Schedule

         B.    REPORTS ON FORM 8-K
               None

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRANSWORLD BANCORP

Date:  August 9, 1995                           By:  Howard J. Stanke
       --------------                           ----------------------------
                                                     Howard J. Stanke
                                                     Chief Financial Officer



Date:  August 9, 1995                           By:  David H. Hender
       --------------                           ----------------------------
                                                     David H. Hender
                                                     Chief Executive Officer