Form 10-Q
period 1995-09-30
TRANSWORLD BANCORP
filed 1995-11-14
CIK 700613

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 1995          Commission File Number 0-10692


                               TRANSWORLD BANCORP
             (Exact name of Registrant as specified in its charter)

      CALIFORNIA                                           95-3730637
(State or other jurisdiction of                         (I.R.S.Employer
  incorporation or organization)                        Identification No.)

15233 Ventura Boulevard                                       91403
Sherman Oaks,  California                                  (Zip Code)
(Address of principal executive offices)

Registrant's telephone number,
including area code:  (818) 783-7501

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                             ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         There were 2,761,546 shares of common stock outstanding as of November 8, 1995.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                September 30,   December 31,
(Unaudited)                                                              1995           1994
--------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $ 25,422,000   $ 30,541,000
Federal funds sold                                                 55,000,000     55,000,000
Investment securities (approximate market value:
   1995-$151,931,000; 1994-$124,383,000):                         152,062,000    128,907,000
Investment securities available for sale at market value           15,406,000     23,379,000
--------------------------------------------------------------------------------------------
      Total investment securities                                 167,468,000    152,286,000
Loans and leases                                                  126,777,000    125,209,000
   Less allowance for credit losses                                 2,224,000      2,033,000
--------------------------------------------------------------------------------------------
      Net loans and leases                                        124,553,000    123,176,000
Premises and equipment, net                                         3,554,000      3,345,000
Other real estate owned                                               738,000      2,048,000
Other assets                                                        5,306,000      4,756,000
--------------------------------------------------------------------------------------------
      TOTAL ASSETS                                               $382,041,000   $371,152,000
============================================================================================

LIABILITIES
Deposits:
   Noninterest bearing                                           $110,426,000   $113,600,000
   Interest bearing                                               203,158,000    227,985,000
--------------------------------------------------------------------------------------------
     Total deposits                                               313,584,000    341,585,000
Securities sold under agreement to repurchase                      33,989,000        200,000
Interest bearing demand notes issued to the U.S. Treasury           3,916,000      2,740,000
Mortgage indebtedness and obligation under capital lease              226,000        320,000
Other liabilities                                                   1,611,000        977,000
--------------------------------------------------------------------------------------------
   Total liabilities                                              353,326,000    345,822,000
STOCKHOLDERS' EQUITY,
Common stock, no par value: authorized 6,000,000 shares;
   2,761,546 shares issued and out-standing in TransWorld
   Bancorp in 1995 and 2,727,182 in 1994                            8,030,000      7,813,000
Surplus                                                             2,926,000      2,926,000
Retained earnings                                                  17,724,000     14,666,000
Unrealized gain (loss) on securities (net of deferred taxes of
   $(25,000) in September 1995 and $53,000 in Dec 1994)                35,000        (75,000)
--------------------------------------------------------------------------------------------
   Total stockholders' equity                                      28,715,000     25,330,000
--------------------------------------------------------------------------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $382,041,000   $371,152,000
============================================================================================


   The financial statements reflect all normal interim adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME


                                            Three Months Ending          Nine Months Ending
                                                September 30                September 30
(Unaudited)  ($ in thousands)                1995           1994          1995         1994
-----------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans            $     3,364    $     3,060   $     9,949   $     8,527
   Interest on state and municipal
     securities                                  325            398         1,148         1,035
   Interest on other investment
     securities                                2,147          1,313         5,892         3,445
   Interest on Federal funds sold              1,064            839         2,972         2,130
-----------------------------------------------------------------------------------------------
     Total interest income                     6,900          5,610        19,961        15,137
Interest expense:
   Interest on deposits                        1,744          1,341         4,935         3,722
   Interest on short-term borrowings             527             40           994           100
-----------------------------------------------------------------------------------------------
     Total interest expense                    2,271          1,381         5,929         3,822
Net interest income                            4,629          4,229        14,032        11,315
   Provision for credit losses                   220            325           665           731
-----------------------------------------------------------------------------------------------
Net interest income after provision
   for credit losses                           4,409          3,904        13,367        10,584
Noninterest income:
   Service charges on deposit accounts           725            680         2,148         2,179
   Bankcard merchant income                       34             30            98           172
   Gain on sale of securities                     51             --            51            --
   Other operating income                        242            211           698           625
-----------------------------------------------------------------------------------------------
     Total noninterest income                  1,052            921         2,995         2,976
Noninterest expense:
   Salaries and employee benefits              1,978          1,860         5,897         5,529
   Net occupancy expense                         554            591         1,658         1,711
   Furniture, fixtures and equipment             317            296           945           831
   FDIC insurance costs                          (24)           173           352           489
   Data processing                                50             40           153           139
   Other operating expense                       820            677         2,439         2,067
   Earthquake expense                             --             --            --           300
-----------------------------------------------------------------------------------------------
     Total noninterest expense                 3,695          3,637        11,444        11,066
Income before income taxes                     1,766          1,188         4,918         2,494
Income taxes                                     671            424         1,861           837
-----------------------------------------------------------------------------------------------
   Net income                            $     1,095    $       764   $     3,057   $     1,657
===============================================================================================

Net Income Per Share*                    $       .40    $       .28   $      1.11   $       .61

Book value per share*                                                 $     10.40   $      8.97

Weighted Average shares outstanding*       2,760,334      2,727,182     2,756,966     2,727,182


*Adjusted to reflect the two-for-one split paid on March 7, 1995

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Periods ended September 30, (Unaudited)                                          1995            1994
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                 $   3,057,000    $   1,657,000
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net (accretion) amortization of premium on investments                     (49,000)         177,000
      Provision for credit losses                                                665,000          731,000
      Accretion of deferred loan fees and costs                                 (151,000)        (123,000)
      Loan origination costs capitalized                                        (120,000)        (127,000)
      Depreciation and amortization                                              477,000          471,000
      Increase in accrued interest receivable                                   (472,000)        (661,000)
      Increase in accrued interest payable                                       287,000            1,000
      Increase in current income taxes payable                                  (132,000)         (73,000)
      Provision for OREO losses                                                   92,000           25,000
      Increase in other, net                                                     296,000          275,000
---------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             3,950,000        2,353,000
Cash flows from investing activities:
   Proceeds from matured securities held to maturity                          23,638,000        6,895,000
   Proceeds from matured securities available for sale                        28,650,000        6,450,000
   Proceeds from calls and redemptions of securities
      held to maturity                                                        19,984,000       10,095,000
   Proceeds from calls and redemptions of securities
      available for sale                                                       6,000,000           61,000
   Proceeds from sale of securities available for sale                           498,000             --
   Purchase of securities held to maturity                                   (60,960,000)     (51,903,000)
   Purchase of securities available for sale                                 (32,936,000)     (11,095,000)
   Net increase in loans                                                      (4,506,000)        (644,000)
   Proceeds from sale of SBA loans                                             2,384,000        2,243,000
   Loan origination fees received                                                481,000          453,000
   Proceeds from sale of other real estate owned                               1,375,000          246,000
   Purchase of premises and equipment                                           (686,000)        (257,000)
   (Increase) decrease in other, net                                             (78,000)          25,000
---------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities:                                  (16,156,000)     (37,431,000)
Cash flows from financing activities:
   Net (decrease) increase in noninterest bearing deposits                    (3,174,000)      26,024,000
   Net (decrease) increase in interest bearing deposits                      (24,827,000)      42,858,000
   Net increase in repurchase agreements                                      33,789,000          100,000
   Increase in interest bearing demand notes                                   1,176,000          771,000
   (Decrease) increase in capital lease and mortgage
      indebtedness                                                               (94,000)         182,000
   Dividends paid in lieu of fractional shares
issued                                                                                --          (10,000)
   Exercise of stock purchase plan options                                       217,000               --
---------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                7,087,000       69,925,000
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                          (5,119,000)      34,847,000
Cash and cash equivalents, beginning of year                                  85,541,000       77,234,000
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $  80,422,000    $ 112,081,000
=========================================================================================================


Supplemental disclosure of cash flows information:
Cash paid during the year:                                                       1995             1994
---------------------------------------------------------------------------------------------------------
   Interest                                                                $   4,658,000    $   3,723,000
   Income taxes                                                            $   2,210,000    $     881,000
---------------------------------------------------------------------------------------------------------
Non cash activities:
   Transfer from loans to other real estate owned                          $     155,000    $     645,000
=========================================================================================================


See notes to consolidated financial statements

NOTE 1 - NONPERFORMING ASSETS

PAST DUE AND NONACCRUING ASSETS:

                           Past due over 90 days           Nonaccruals
                           ------------------------------------------------
                            Sept. 30      Dec. 31     Sept. 30      Dec. 31
                                1995         1994         1995         1994
---------------------------------------------------------------------------
Real Estate loans         $  243,000   $  455,000   $  625,000   $  853,000
Commercial loans                  --           --      430,000      250,000
Consumer loans                    --           --        1,000       20,000
Leasing                        1,000        1,000           --           --
Other Real Estate Owned           --           --      738,000    2,048,000
---------------------------------------------------------------------------
  Total                   $  244,000   $  456,000   $1,794,000   $3,171,000
===========================================================================


NOTE 2 - ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED:
-----------------------------------------------------------------

Transactions in the allowance for credit losses were as follows:


                                                      Sept. 30      Dec. 31
                                                          1995         1994
---------------------------------------------------------------------------
Balance, January 1                                  $2,033,000   $2,029,000
Provision charged to operations                        665,000      921,000
Recoveries                                             107,000      109,000
---------------------------------------------------------------------------
                                                     2,805,000    3,059,000
Less: Loans charged off                                581,000    1,026,000
---------------------------------------------------------------------------
  Balance                                           $2,224,000   $2,033,000
===========================================================================


Transactions in the allowance for other real estate owned were as follows:

                                                      Sept. 30      Dec. 31
                                                          1995         1994
---------------------------------------------------------------------------
Balance, January 1                                  $  135,000   $   93,000
Provision charged to operations                         92,000      105,000
---------------------------------------------------------------------------
                                                       227,000      198,000
Less: OREO reserves recovered                               --           --
Less: OREO reserves charged off                        148,000       63,000
---------------------------------------------------------------------------
  Balance                                           $   79,000   $  135,000
===========================================================================



NOTE 3 - ASSET QUALITY RATIOS

                                                      Sept. 30      Dec. 31
                                                          1995         1994
---------------------------------------------------------------------------
Nonperforming loans to total loans                        1.03%        1.26%
Nonperforming assets to total assets                      0.55%        1.01%
Loan loss allowance to nonperforming loans              171.08%      128.75%
Loan loss and OREO allowance to nonperforming assets     91.92%       57.63%

ITEM 2 - MANAGEMENT'S ANALYSIS OF FINANCIAL OPERATIONS
SEPTEMBER 30, 1995 VS. DECEMBER 31, 1994

ASSETS

Assets grew $10,889,000, or 3%, to $382,041,000 during the first three quarters of 1995. Growth has been invested mostly in one to five year U.S. Government agency securities which have increased by $15,286,000, or 10% since year-end 1994. The larger securities portfolio and the increase in yields over 1994 have substantially improved the overall yield on the investment portfolio, which has improved the bottom line profit.

Total loans at the end of the third quarter were up $1,568,000. The southern California economy still remains weak, and while loan demand is still soft it is slowly improving. The Bank's SBA program has continued to expand with the Company selling the guaranteed portion of many SBA loans to generate fee income and reinvesting cash flow while retaining servicing rights and income on all loans sold.

The quality of the Company's loan portfolio continues to be very satisfactory with the non-performing loan totals dropping to $1,056,000 or 0.83% of loans at September 30, 1995 compared to $1,579,000, or 1.26% at December 31, 1994. The reserve for credit losses amounted to $2,224,000, or 1.75% of loans at the end of the quarter.

The adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," at the beginning of 1995 has not had a material impact on the Company's results of operations or financial condition.

Other real estate owned (OREO) was reduced to $738,000 at September 30th compared to $2,048,000 at year-end 1994. The Company has had both sales and additions to the OREO over the nine month period. All the current (OREO) properties are residential properties that were collateral to business loans.

LIABILITIES

Total deposits declined from $341,585,000 at year-end 1994 to $313,584,000 at September 30, 1995 as a result of the transfer of deposits of one large business customer into repurchase agreements. This customer will more than likely reduce their repurchase agreements during the fourth quarter. Interest bearing deposits have decreased from $227,985,000 at December 31, 1994 to $203,158,000 at September 30, 1995. Non-interest bearing deposits decreased from $113,600,000 at year-end to $110,426,000 at September 30th.

CAPITAL AND LIQUIDITY

The Company's capital position continues to meet the FDIC requirements of a well capitalized Bank. Risk-based capital at the end of the third quarter was 16.05%, up from 14.84% at year-end, exceeding the 8% minimum set by the FDIC and Federal Reserve Bank. The Tier 1 (core capital) ratio was 14.88% at September 30, 1995 compared to 13.72% at December 31, 1994. The leverage ratio (Tier 1 capital to quarterly average assets) was up from 6.69% at year-end to 7.16% at the end of the third quarter.

The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality and maturity schedules of earning assets and supporting liabilities. The Company's liquid assets include cash and demand balances due from banks, Federal funds sold, and investment securities available for sale. Liquid assets represented approximately 25% of the Company's total assets at September 30, 1995 and affords the Company the liquidity to handle increased loan demand and short-term liability fluctuations.

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30,1995 VS. SEPTEMBER 30, 1994.

TransWorld Bancorp posted record earnings in the third quarter of 1995 of $1,095,000, up 43% from the $764,000 earned in the third quarter 1994. Per share earnings for the quarter also increased 43% to $0.40 compared to $0.28 in the prior year.

Net interest income, after the provision for credit losses, increased $505,000, or 13% over the same period last year, a result of a higher net interest margin. The net interest spread improved because increases in the prime interest rate during the last twelve months resulted in higher yields on loans, while rates paid on interest bearing liabilities increased only slightly between quarters. The yield on the investment portfolio increased substantially to 6.00% for the third quarter 1995 versus 5.14% in the third quarter of 1994. The average rate of return in the loan portfolio rose from 9.94% at September 30, 1994, to 10.85% at September 30, 1995. The loan loss provision for the third quarter decreased $105,000, or 32%, from the amount provided in the third quarter 1994.

Noninterest income, including gains and losses on securities, increased $131,000, or 14% over the same period last year. A net gain of $51,000 was realized during the third quarter of 1995 on securities called or sold. Service charges on deposit accounts rose 7%, or $45,000, over the same period in 1994.

Noninterest expense was $3,695,000 for September 30, 1995 compared to $3,637,000 at September 30, 1994. Management's continuing focus on cost controls plus a premium refund from the FDIC, which amounted to $117,000 after taxes, contributed to the modest 2% increase.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30,1995 VS.
SEPTEMBER 30, 1994.

Operating earnings for the nine months ended September 30, 1995 increased 85% to $3,057,000, up from the $1,657,000 earned in the same period of 1994. Earnings for 1994 included a $300,000 pre-tax expense for earthquake repairs. Per share earnings for the third quarter were $1.11 versus $0.61 for the prior year, up 82%. Book Value per share was $10.40 at September 30, 1995 compared to $8.97 at September 30, 1995. The Company's annualized return on assets at September 30, 1995, rose to 1.07% versus 0.64% for the same period last year.

Net interest income, after provision for credit losses, grew $2,783,000, or 26% over the prior year. The net interest margin was positively impacted by higher interest rates on earning assets in 1995 compared to 1994, while liability costs increased at a slower rate. With higher rates available the Company moved approximately $28,000,000 from federal funds sold to investment securities improving the yield on assets.

Noninterest income totaled $2,995,000 for 1995 compared to $2,976,000 for 1994. SBA income was $130,000 at September 30, 1995, up 83%, or $59,000, over the same period last year. A net gain of $51,000 was realized on securities called and sold in 1995.

Noninterest expenses, excluding the $300,000 charged in the first quarter 1994 for earthquake expenses, rose a modest 3%, or $378,000. Increases in salaries and employee benefits as well as furniture, fixtures and equipment corresponds to the opening of our newest office in Camarillo. Included in other operating expenses are marketing and advertising expenses, which were $294,000 at September 30, 1995 compared to $181,000 for the same period last year. During the third quarter the Company began a new advertising campaign to add to our customer base through newspaper advertising. With our extension into Ventura county and the anticipated opening of an office in Valencia the Company is aggressively seeking to reach a broader base of clientele.

We expect completion of our permanent office in Camarillo, California in early December after operating in temporary quarters for the past six months. The establishment of a twelfth office, in Valencia, California has been approved by the State Banking Department and awaits FDIC approval. This office is an important addition to our system and will give us the opportunity to improve service to the Santa Clarita Valley community. With the addition of this office we will have two full service banking facilities in this area.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INCOME

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A.  FURNISH THE EXHIBITS REQUIRED BY ITEM 601 OF REGULATION 8-K

         27. Financial Data Schedule

         B.  REPORTS ON FORM 8-K
                    None

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSWORLD BANCORP

Date: November 13, 1995                        By: /s/   Howard J. Stanke
      -----------------                           ------------------------------
                                                         Howard J. Stanke
                                                         Chief Financial Officer

Date: November 13, 1995                        By: /s/   David H. Hender
      -----------------                           ------------------------------
                                                         David H. Hender
                                                         Chief Executive Officer