Form 10-K
period 1995-12-31
TRANSWORLD BANCORP
filed 1996-03-27
CIK 700613

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1995
                         Commission File Number 0-10692


                               TRANSWORLD BANCORP
             (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                     95-3730637
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        identification No.)

     15233 Ventura Boulevard
    Sherman Oaks, California                                 91403
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,
including area code:  (818) 783-7501

Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange on
     Title of each class                            which registered
     -------------------                        -------------------------
       Common Stock                             NASDAQ (Over-the-Counter)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant:  $23,904,450
                                   -----------
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,761,546 shares
of common stock as of March 14,1996.                         ---------
                      -------------
                                       1

                                     PART 1
ITEM 1 - BUSINESS

General:
     TransWorld Bancorp (the "Bancorp" or "Company") is a California one-bank holding company organized in 1982 which acquired, in October 1982 under a Plan of Reorganization and Merger, TransWorld Bank (the "Bank") through approval by the shareholders and regulatory agencies. Since the Bank continues to be the only holding of the Bancorp, our discussion will refer to the business of the Bank.

     The Bank, which was incorporated in January 1953, offers a full range of commercial banking services, including commercial and industrial loans, various types of consumer loans, real estate loans, checking and savings deposits, safe deposit boxes, escrow, bankcard merchant services and other customary non-deposit banking services. The Bank does not have a trust department.

     The Bank's customers consist principally of middle market businesses located in, and individuals who live or work in, Los Angeles and adjacent areas. The Bank emphasizes personal service in its marketing efforts directed to these customers. The Bank's operations are conducted through a system of nine banking offices in Los Angeles County and two offices in Ventura County. Its main office is in Sherman Oaks and branch offices are located in Canyon Country, Chatsworth, Granada Hills, North Hollywood, Pacoima, San Fernando, Woodland Hills, Northridge, Thousand Oaks and Camarillo. All of the Bank's services are offered at each office. Presently, the Bancorp has no plans to go into any other of the permissible activities of a holding company.

Competition:
     The Bank faces strong competition in attracting deposits and loans. The Bank's principal competition for deposits comes from other banks, savings and loan associations, credit unions, and money market funds. Additional competition for deposits during high interest rate periods comes from government and private issuers of debt obligations and other investment alternatives for depositors. The Bank's principal competitors for loans are other commercial banks, savings and loan associations, insurance companies, credit unions, finance companies, savings banks and credit companies such as GMAC, Ford and Chrysler Credit.

     The Los Angeles County area contains offices of many of the nation's largest banks and savings and loan associations, each of which has greater financial (and other) resources than does the Bank. Among the advantages such major banks have over the Bank is the ability to conduct large advertising campaigns and to allocate their investment assets, including loans, to regions of highest demand and yield. These institutions have higher lending limits than does the Bank and generally perform certain functions including trust, investment and international banking services which the Bank is not equipped to offer. The general strategy of the Bank is to compete with these major and regional banks by focusing on the small-and medium-sized business and professional segments of the market and providing more personalized service. The Bank also competes with other banks of comparable size in the Los Angeles area. The Bank's services are generally similar to those of banks of comparable size, i.e., money market accounts, certificates of deposit, checking, savings plans, consumer, real estate and commercial lending; most comparable banks do not offer trust services. Competition with banks of comparable size revolves mainly around service, pricing of loans, and on interest rates paid for deposits.

Employees:
     At December 31, 1995, the Bank had 212 full-time and 36 part-time employees. Employees are provided with a wide variety of employment benefits. The Bank's employees are not represented by any union or other collective bargaining agent, and the Bank considers its relations with its employees to be excellent.

Supervision and Regulation:
     The Bancorp is subject to regulation and supervision by the Federal Reserve Bank ("FRB"). The Bancorp is also subject to certain reporting requirements of the Securities and Exchange Commission ("SEC"), including the requirement that it file with the SEC annual, quarterly, and current reports under the 1934 Act. The Bancorp's proxy solicitation materials must be submitted to the SEC for approval under such Act.

     The Bank is subject to regulations, supervision and regular examination by the California Banking Department and the Federal Deposit Insurance Corporation ("FDIC"), which insures the depositors. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, the requirements for branch offices, the permissible scope of the Bank's activities and various other requirements. While the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the FRB.

     Federal legislation puts certain restrictions on loans to directors, officers, and principal shareholders of a bank or of its correspondent banks, and their associates. All loans to such persons must be made on the same terms and conditions as comparable loans made to the general public and limits have been placed on the amounts of such loans that may be made to such persons, depending upon the purpose for which the loan is made. In the opinion of management, the Bank is in compliance with such limitations.

Interstate Banking:
     In September 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). Effective January 1, 1991, the law allowed interstate acquisitions on a national "reciprocal" basis.

     While it would appear that the enactment of this law has contributed to the heightened level of merger and acquisition activity involving California banking organizations, it is impossible to predict what effect, if any, the California interstate banking law will have on the Company or the market for the Company's common stock in the future.

Supplemental Capital Adequacy Guidelines:

     The Federal Reserve Board and FDIC have established risk-based capital guidelines relating capital to different categories of assets and off-balance-sheet exposures. There are two categories of capital under the guidelines Tier I and Tier II. Tier I capital essentially includes common stockholders' equity. Tier II capital includes other capital components as well as the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). Assets and off-balance-sheet items are assigned to four weighted risk categories, with higher levels of capital being required for the categories perceived as representing a greater risk. Under current guidelines, the minimum risk-based capital ratio is 8% (of which at least 4% should be in the form of common stockholders' equity). An institution's risk-based capital can be determined by dividing its qualifying capital by its risk-weighted assets. The guidelines have made regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off-balance-sheet items into account when assessing capital adequacy, and minimize disincentives to holding liquid low-risk assets.

     In addition, the achievement of a minimum leverage ratio of 4% is required. The leverage ratio basically consists of stockholders' equity divided by average total assets. As in the case of the risk-based capital those with high or inordinate levels of risk will be expected to maintain capital well above the minimum level. The leverage ratio will operate in conjunction with the risk-based capital guidelines.


                                                  December 31,
                                                 --------------
                                       Required   1995    1994
                                       ---------  ------  ------
                 Risk-based capital:
                  Tier I                 4.0%    15.42%  13.72%
                  Tier II                8.0%    16.62%  14.84%
                  Leverage ratio         4.0%     8.43%   6.69%

STATISTICAL DISCLOSURE

I.  A & B  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY:
           INTEREST RATES AND INTEREST DIFFERENTIAL


(In thousands)                   1995                        1994                        1993
---------------------------------------------------------------------------------------------------------------
                              Average            Yield/   Average            Yield/   Average            Yield/
Assets                        Balance  Interest    Rate   Balance  Interest    Rate   Balance  Interest    Rate
---------------------------------------------------------------------------------------------------------------
Loans and leases:  (1) (2)
  Real Estate                $ 50,646   $ 5,520    10.9% $ 53,528   $ 5,161     9.6% $ 54,808   $ 4,895     8.9%
  Commercial  (3)              60,403     6,398    10.6    53,650     5,011     9.3    55,362     4,540     8.2
  Installment                  11,839     1,283    10.8    13,828     1,364     9.9    18,935     1,916    10.1
  Lease financing               1,249       113     9.0       956        95     9.9       918       110    12.0
---------------------------------------------------------------------------------------------------------------
    Total loans and leases    124,137    13,314    10.7   121,962    11,631     9.5   130,023    11,461     8.8

Investment securities:  (3)
  Taxable                     145,181     8,748     6.0   110,572     5,817     5.3    70,699     3,911     5.5
  Non-taxable                  14,573     1,062     7.3    14,641     1,083     7.4    13,485     1,067     7.9
---------------------------------------------------------------------------------------------------------------
    Total securities          159,754     9,810     6.1   125,213     6,900     5.5    84,184     4,978     5.9

Federal funds sold             57,551     3,431     6.0    70,900     3,004     4.2    62,645     1,893     3.0
---------------------------------------------------------------------------------------------------------------
  Total earning assets       $341,442   $26,555     7.8% $318,075   $21,535     6.8% $276,852   $18,332     6.6%
---------------------------------------------------------------------------------------------------------------

Cash and due from banks        25,043                      25,743                      21,416
Premises and equipment          3,435                       3,557                       3,837
Real estate owned                 982                       2,153                       1,596
Other non-earning assets        2,610                       2,023                       1,519
---------------------------------------------------------------------------------------------------------------
  Total assets               $373,512                    $351,551                    $305,220
---------------------------------------------------------------------------------------------------------------


(1)  Includes non-accrual loans
(2) Interest income includes loan fees of $178,000 in 1995, $171,000 in 1994 and $231,000 in 1993.
(3) Interest income and the average yield are presented on a fully taxable equivalent basis using a tax rate of 34%. The resulting tax equivalent adjustments are $367,000 in 1995, $374,000 in 1994 and $371,000 in 1993.

(In thousands)                    1995                        1994                        1993
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'  Average             Yield/  Average             Yield/   Average            Yield/
  EQUITY                       Balance   Interest   Rate   Balance   Interest    Rate   Balance  Interest  Rate
-----------------------------------------------------------------------------------------------------------------
Interest bearing liabilities
  Deposits:
    Interest bearing demand   $ 30,070     $  301    1.0% $ 33,179     $  333     1.0% $ 28,181    $  351    1.2%
    Money market savings        67,741      1,956    2.9    80,043      2,003     2.5    75,800     1,941    2.6
    Regular savings             50,462      1,164    2.3    53,865      1,144     2.1    42,410       934    2.2
    Time Deposits               64,801      3,255    5.0    49,048      1,693     3.5    50,713     1,738    3.4
-----------------------------------------------------------------------------------------------------------------
      Total interest
        bearing deposits       213,074      6,676    3.1   216,135      5,173     2.4   197,104     4,964    2.5

  Securities sold under
    repurchase agreements       20,879        937    4.5       257          7     2.7         8         0    3.7

  Interest bearing demand
    notes issued to the
    U.S. Treasury                2,760        131    4.7     2,748         91     3.3     2,879        80    2.8

  Mortgage indebtedness and
    obligation under capital
    lease                          230         37   16.1       260         41    15.8       357        39   10.9

  Other                              0         11      0         0          0       0         0         0      0
-----------------------------------------------------------------------------------------------------------------

    Total interest bearing
      liabilities             $236,943     $7,792    3.3% $219,400     $5,312     2.4% $200,348    $5,083    2.5%
-----------------------------------------------------------------------------------------------------------------
  Noninterest bearing demand
    deposits                   107,484                     107,020                       81,783

  Other noninterest bearing
    liabilities                  1,484                       1,132                          776
-----------------------------------------------------------------------------------------------------------------

  Stockholders' equity          27,601                      23,999                       22,313
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity      $373,512                    $351,551                     $305,220
-----------------------------------------------------------------------------------------------------------------
  Net yield on earning assets                        5.5%                         5.1%                       4.8%
-----------------------------------------------------------------------------------------------------------------

                                       6

I.  C

The following table sets forth for the periods indicated a summary of the changes (increase (decrease)) in interest earned and interest paid resulting from changes in volume and changes in rates:


                                   Change 1995/1994                     Change 1994/1993
---------------------------------------------------------------------------------------------------
                                                     Due to                                Due to
                                     Yield/Rate      Volume               Yield/Rate       Volume
(in thousands)                Total         (1)         (2)        Total         (1)          (2)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and leases:
 Real estate                $   359     $   637     $  (278)     $   266     $   380      $  (114)
 Commercial                   1,387         756         631          471         611         (140)
 Installment                    (81)        115        (196)        (552)        (35)        (517)
 Lease financing                 18         (11)         29          (15)        (20)           5
---------------------------------------------------------------------------------------------------
    Total loans and leases    1,683       1,497         186          170         936         (766)

Investment securities
Taxable                       2,931       1,110       1,821        1,906        (300)       2,206
Non-taxable                     (21)        (16)         (5)          16         (75)          91
---------------------------------------------------------------------------------------------------
  Total investment
    securities                2,910       1,094       1,816        1,922        (375)       2,297

Federal funds sold              427         993        (566)       1,111         862          249
---------------------------------------------------------------------------------------------------
  Total interest income     $ 5,020     $ 3,584     $ 1,436      $ 3,203     $ 1,423      $ 1,780
===================================================================================================


(1) Change in yield/rate multiplied by volume of current period, this includes changes in rate/volume (change in yield/rate multiplied by change in volume).
(2) Changes in volume multiplied by yield/rate of prior period, this includes no changes in rate/volume.

                                      Change 1995/1994                     Change 1994/1993
--------------------------------------------------------------------------------------------------------
                                                         Due to                                Due to
                                      Yield/Rate         Volume             Yield/Rate         Volume
(in thousands)                  Total        (1)            (2)       Total        (1)            (2)
--------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
  Interest bearing demand      $  (32)      $ (1)         $ (31)       $(18)      $(80)         $  62
  Money market savings            (47)       261           (308)         62        (47)           109
  Regular savings                  20         92            (72)        210        (42)           252
  Time Deposits                 1,562      1,018            544         (45)        12            (57)
--------------------------------------------------------------------------------------------------------
    Total interest on
      deposits                  1,503      1,370            133         209       (157)           366

Securities sold under
  repurchase agreements           930        368            562           7          0              0

Interest bearing demand notes
  issued to the U.S. Treasury      40         40              0          11         15             (4)

Mortgage indebtedness and
  obligation under
  capital lease                    (4)         1             (5)          2         13            (11)

Other                              11          0              0           0          0              0
-------------------------------------------------------------------------------------------------------
    Total interest expense      2,480      1,779            690         229       (129)           351
-------------------------------------------------------------------------------------------------------
Net interest income           $ 2,540    $ 1,805        $   746     $ 2,974    $(1,552)       $ 1,429
=======================================================================================================


(1) Change in yield/rate multiplied by volume of current period, this includes changes in rate/volume (change in yield/rate multiplied by change in volume).
(2) Changes in volume multiplied by yield/rate of prior period, this includes no changes in rate/volume.

II.  INVESTMENT PORTFOLIO

The carrying value of investment securities is presented below for each reported period:




                                                                       December 31
----------------------------------------------------------------------------------
(in thousands)                                             1995      1994     1993
----------------------------------------------------------------------------------
Investment securities held to maturity:
  U.S. Treasury securities                             $  2,988  $  2,997  $ 2,000
  U.S. Government agencies and corporations             107,782    86,606   56,722
  U.S. Government agencies mortgage-backed securities     7,317     7,192    5,777
  Obligations of states and political subdivisions       23,097    32,112   23,420
  Corporate debt securities                                   -         -        -
  Equity securities                                           -         -        -
----------------------------------------------------------------------------------
    Total investment securities held to maturity       $141,184  $128,907  $87,919
==================================================================================

Investment securities available for sale:
  U.S. Government agencies and corporations            $ 11,655  $ 13,933  $     -
  Obligations of state and political subdivisions             -       253        -
  Corporate debt securities                               7,502     5,193    6,983
  Equity securities                                       4,000     4,000    5,500
----------------------------------------------------------------------------------
    Total investment securities available for sale     $ 23,157  $ 23,379  $12,483
==================================================================================

The maturity distribution of investment securities at December 31, 1995 together with weighted average yields (effective yields weighted for scheduled maturities) for each range of maturity are presented below:

                                                       Within           After One but      After Five but      After
                                                      One Year       Within Five Years    Within Ten Years    Ten Years
                                                   -------------     -----------------    ----------------  --------------
(in thousands)                                     Amount  Yield     Amount      Yield    Amount     Yield  Amount   Yield
--------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity at cost:

  U.S. Treasury securities                        $   999   7.44%   $ 1,989       6.00%    $    -         -%   $   -     -%
  U.S. Government agencies and
    corporations                                   84,815   5.99     22,967       6.13          -         -        -     -
  U.S. Government agencies mortgage-
    backed securities                                 384   8.36      4,858       6.61      1,872      6.51      203  8.09
  Obligations of states and political
    subdivisions                                   12,513   6.32     10,042       7.05        542      6.22        -     -
--------------------------------------------------------------------------------------------------------------------------
    Total investment securities
      held to maturity                            $98,711   6.06%   $39,856       6.42%    $2,414      6.45%    $203  8.09%
==========================================================================================================================

Investment securities available for sale at market value:

  U.S. Government agencies and corporations       $10,008   6.49%    $1,647       5.76%    $    -         -%    $  -     -%
  Corporate debt securities                         3,369   6.04      4,133       7.02          -         -        -     -
  Equity securities                                 4,000   6.32          -          -          -         -        -     -
--------------------------------------------------------------------------------------------------------------------------
    Total investment securities
      available for sale                          $17,377   6.36%    $5,780       6.66%    $    -         -%    $  -     -%
==========================================================================================================================


* Yields on tax-exempt obligations computed on tax equivalent basis using the composite tax rate of 34%.

III.  LOAN AND LEASE PORTFOLIO


A. The carrying value for loans (before deductions of the reserve for loan losses) by major categories is presented below for the Registrant and the Bank at the end of each reported period:


                                                             December 31
--------------------------------------------------------------------------------------------
(in thousands)                               1995      1994         1993      1992      1991
--------------------------------------------------------------------------------------------
Commercial, financial, and agricultural  $ 66,209  $ 59,575     $ 54,872  $ 56,150  $ 58,672
Real estate
 Mortgage                                  48,701    48,371       48,600    46,656    40,910
 Construction                               1,747     3,593        7,386     4,493    13,910
Installment                                10,971    12,409       16,252    22,139    35,328
Lease financing                             1,242     1,261          786     1,149     1,640
--------------------------------------------------------------------------------------------
Total loans and leases                   $128,870  $125,209     $127,896  $130,587  $150,460
============================================================================================


B. The following table summarizes the maturity distribution of loans, net of unearned income of $161,000 and non-accrual loans of $665,000 (excluding installment loans, real estate mortgage loans and lease financing receivables) by interest rate structure at December 31, 1995:


                                                       After One but         After
                                                     Within Five Years     Five Years
                                                     -----------------  ---------------
                                           Within    Fixed    Floating  Fixed  Floating
(in thousands)                            One Year    Rate      Rate    Rate      Rate   Total
----------------------------------------------------------------------------------------------
Commercial, financial, and agricultural   $58,745  $6,799     $   -    $  -    $  -    $65,544
Real estate construction                    1,747       -         -       -       -      1,747
----------------------------------------------------------------------------------------------
Total                                     $60,038  $6,799     $   -    $  -    $  -    $67,291
==============================================================================================

C.  Risk Elements

1.  Non-accrual, Past Due and Restructured Loans

Following is a schedule of non-accrual, past due and restructured loans along with the associated interest income for the loans on non-accrual:


                                       1995                            1994                              1993
                       --------------------------------  --------------------------------  --------------------------------
                                     Gross     Interest                Gross     Interest                Gross     Interest
                       Principal  Interest  Included In  Principal  Interest  Included In  Principal  Interest  Included In
(in thousands)            Amount    Income   Net Income     Amount    Income   Net Income     Amount    Income   Net Income
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                     C>
Non-accrual loans         $1,025    $  111   $     5        $1,123      $202       $28       $1,033       $82        $21
Accruing loans past due
  90 days or more              5                               456                              432
Restructured loans             -                                 -                                -
                          ------                            ------                           ------
Total non-performing
   loans                  $1,030                            $1,579                           $1,465
===========================================================================================================================
                                                                        1992                             1991
                                                         --------------------------------  --------------------------------
                                                                       Gross     Interest                Gross     Interest
                                                         Principal  Interest  Included In  Principal  Interest  Included In
(in thousands)                                              Amount    Income   Net Income     Amount    Income   Net Income
---------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                           $1,124      $143        $7       $1,088      $120        $69
Accruing loans past due
  90 days or more                                              679                              941
Restructured loans                                               -                                -
                                                            ------                           ------
Total non-performing
  loans                                                     $1,803                           $2,029
===========================================================================================================================

                                       12

Management's general policy is to place a loan on non-accrual status when there is reasonable doubt as to the ability of the creditor to make repayment, with consideration given to any collateral.

2.  Potential Problem Loans
     None

3.  Foreign Outstandings
     None

4.  Loan Concentrations
     None


                                                         1995     1994     1993    1992    1991
-----------------------------------------------------------------------------------------------
Non-performing loans to total loans                     0.80%    1.26%    1.15%    1.38%   1.35%
Non-performing assets to total assets                   0.48%    1.01%    1.18%    1.64%    .80%
Loan loss allowance to non-performing loans           221.55%  128.75%  138.50%   78.54%  74.17%
Loan loss and ORE allowance to non-performing assets  137.98%   57.63%   57.36%   37.23%  74.17%

IV.  SUMMARY OF CREDIT LOSS EXPERIENCE

A. The following summarizes the reserve for credit losses for the five years ended December 31, 1995:


(in thousands)                              1995     1994     1993     1992     1991
------------------------------------------------------------------------------------
Balance at beginning of period            $2,033   $2,029   $1,416   $1,505   $2,364
Provision charged to operations              830      921    1,711      745    1,050
Recoveries:
  Commercial, financial and agricultural      29       22       31       29       24
  Real estate - construction                   -        -        -        -        -
  Real estate - mortgage                       -       27        -        -        -
  Installment                                 86       52       77       25       42
  Lease financing                              1        8        -        1       87
------------------------------------------------------------------------------------
    Total recoveries                         116      109      108       55      153

Charge-offs:
  Commercial, financial and agricultural     182      569      782      444    1,759
  Real estate - construction                   -        -        -        -        -
  Real estate - mortgage                       4        -      120        -        -
  Installment                                511      442      304      426      303
  Lease financing                              -       15        -       19        -
------------------------------------------------------------------------------------
    Total charge-offs                     (  697)  (1,026)  (1,206)  (  889)  (2,062)
Net charge-offs                           (  581)  (  917)  (1,098)  (  834)  (1,909)

Balance at end of period                  $2,282   $2,033   $2,029   $1,416   $1,505
====================================================================================
Ratio of net charge-offs during the
  period to average loans outstanding       0.47%    0.75%    0.84%    0.62%   1.31%
====================================================================================



The amount charged to operations during the year and the related balance in the reserve for credit losses is based on periodic evaluations of the loan portfolio by senior management. These evaluations consider several factors including, but not limited to, examinations of monthly reports from the loan adjustment department, examinations done by the Federal and State regulators, loan portfolio composition, economic factors, and prior credit loss experience.

As a result of provisions made pursuant to these evaluations, it is management's opinion that the aggregate reserves of the Bank are currently sufficient to provide for possible losses in the Bank's loan portfolio. However, since each of the criteria is subject to change, there can be no assurance that the Bank may not, in subsequent years, sustain actual losses which are substantial in relationship to the size of the reserve.

B. The following allocation is based primarily on analysis of prior loss experience, present and anticipated volume levels by individual categories and on management's evaluation of prevailing economic conditions as they may affect segments of the portfolio. Accordingly, since each of these criteria is subject to change, the allocation of the reserve below is not necessarily indicative of the trend of future loan losses in any particular loan category.


December 31,                   1995              1994              1993              1992              1991
---------------------------------------------------------------------------------------------------------------
                               Percent           Percent           Percent           Percent           Percent
                               of loans          of loans          of loans          of loans          of loans
                               in each           in each           in each           in each           in each
                               category          category          category          category          category
                               to total          to total          to total          to total          to total
(in thousands)         Amount  loans     Amount  loans     Amount  loans     Amount  loans     Amount  loans
---------------------------------------------------------------------------------------------------------------
Commercial, financial
   and agricultural    $1,070    47%     $  899    48%     $1,124    43%     $  910    43%     $1,050    39%
Real estate               785    34         874    41         488    44         303    39         120    36
Installment               417    18         249    10         417    13         173    17         315    24
Lease financing            10     1          11     1          -      -          30     1          20     1
---------------------------------------------------------------------------------------------------------------
   Total reserve
     for credit losses $2,282   100%     $2,033   100%     $2,029   100%     $1,416   100%     $1,505   100%
---------------------------------------------------------------------------------------------------------------


The 1995 loss expectations are based upon a review of historical loan charge-offs by category, a comparison of loan portfolio mix by category, and the Company's internal classifications. Changes in market conditions and the loan portfolio could cause an increase in actual losses.

V.   DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                      1995                  1994                 1993
-----------------------------------------------------------------------------------------
                                  AMOUNT   RATE        AMOUNT   RATE        AMOUNT   RATE
-----------------------------------------------------------------------------------------
Noninterest bearing demand      $107,484     -       $107,020     -       $ 81,783     -
Interest bearing demand           30,070   1.0%        33,179   1.0%        28,181   1.2%
Money market savings              67,741   2.9%        80,043   2.5%        75,800   2.6%
Regular savings                   50,462   2.3%        53,865   2.1%        42,410   2.2%
Time deposits                     64,801   5.0%        49,048   3.5%        50,713   3.4%
-----------------------------------------------------------------------------------------
   Total deposits               $320,558             $323,155             $278,887
=========================================================================================




The following table sets forth, by time remaining to maturity, time certificates of deposit of $100,000 and over outstanding at December 31, 1995:

(in thousands)
Remaining Maturity of Time Certificates of Deposits


  Three months or less                                  $27,557
  Over three through six months                           4,615
  Over six through twelve months                          2,110
  Over twelve months                                        100
  -------------------------------------------------------------
    Total $100,000 time deposits                        $34,382
  =============================================================



  VI.  RETURN ON EQUITY AND ASSETS

                                                           1995    1994   1993
  ----------------------------------------------------------------------------
  Return on average total assets                          1.08%    .73%   .45%
  Return on average equity                               14.53%  10.74%  6.19%
  Average stockholders' equity to average total assets    7.40%   6.82%  7.31%

ITEM 2 - PROPERTIES

The Bancorp's and Bank's administrative offices and the Bank's main banking office in Sherman Oaks, and branch offices in Camarillo, Chatsworth, Northridge, Granada Hills, North Hollywood, San Fernando, Thousand Oaks, Woodland Hills and a service center in Chatsworth are leased under long-term leases with expirations at various dates from 1996 through 2013. The Bank has renewal options under such leases, other than the lease for its Woodland Hills premises, ranging from 5 to 10 years. The Bank owns the land and buildings for its Pacoima and Canyon Country offices.

ITEM 3 - LEGAL PROCEEDINGS

The Bank is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the Bank's financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Bancorp's Common Stock trades on the NASDAQ stock market under the symbol TWBC. Daily quotations can be found in the Wall Street Journal and major newspapers.

The prices of the Bancorp's Common Stock ranged as follows:


                                               1995                                 1994
----------------------------------------------------------------------------------------
By Quarter       1st*      2nd       3rd        4th      1st      2nd      3rd      4th
----------------------------------------------------------------------------------------
Price
 High           $20.25    $12.75    $13.75    $15.25   $16.00   $15.00   $16.00   $16.75
 Low            $ 9.63    $10.50    $12.50    $13.00   $13.00   $13.75   $14.25   $15.25
========================================================================================

* A two-for-one split was paid March 7, 1995 to stockholders of record on February 24, 1995.

The Bancorp had approximately 1,633 stockholders of record as of December 31, 1995.

The following investment banking firms were making a market in the Bancorp's Common Stock at December 31, 1995:

                          Herzog, Heine, Geduld, Inc.
                             Hoefer & Arnett, Inc.
                               Sutro & Co., Inc.
                        Wedbush Morgan Securities, Inc.

Source:  National Association of Securities Dealers, Inc.

The Transfer Agent and Registrar is First Interstate Bank of California, Los Angeles, California.

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Five-year Financial Summary



                                                                 Year Ended December 31
                         --------------------------------------------------------------
(in thousands)                1995         1994         1993          1992        1991
---------------------------------------------------------------------------------------
Interest income          $  26,188    $  21,161    $  17,961     $  18,061   $  21,527
Interest expense            (7,792)      (5,312)      (5,083)       (5,762)     (8,722)
---------------------------------------------------------------------------------------
  Net interest income       18,396       15,849       12,878        12,299      12,805
Noninterest income           4,088        3,878        4,823         4,606       3,791
Provision for credit
  losses                      (830)        (921)      (1,711)         (745)     (1,050)
Noninterest expense        (15,195)     (14,856)     (14,462)      (13,403)    (13,002)
---------------------------------------------------------------------------------------
Income before income
  tax                        6,459        3,950        1,528         2,757       2,544
Income tax                  (2,448)      (1,381)        (337)         (856)       (754)
---------------------------------------------------------------------------------------
Income before accounting
  change                     4,011        2,569        1,191         1,901       1,790
Cumulative affect of
  accounting change              -            -          190             -           -
---------------------------------------------------------------------------------------
Net income               $   4,011    $   2,569    $   1,381     $   1,901   $   1,790
=======================================================================================
Weighted average shares
  outstanding            3,448,037    3,417,098    3,417,098     3,417,098   3,416,324
Net income per share
  before accounting
    change               $    1.16    $    0.75    $    0.35     $    0.56   $    0.52
Cumulative effect of
  accounting change              -            -         0.05             -           -
---------------------------------------------------------------------------------------
Net income per share     $    1.16    $    0.75    $    0.40     $    0.56   $    0.52
=======================================================================================
At Year End: (in thousands)
Total Assets             $ 359,924    $ 371,152    $ 313,386     $ 251,218   $ 253,470
Deposits                 $ 318,695    $ 341,585    $ 285,997     $ 224,018   $ 228,135
Loans and Leases         $ 128,870    $ 125,209    $ 127,896     $ 130,587   $ 150,460
Capital lease            $     113    $     120    $     125     $     129   $     132
Long term debt           $       -    $       -    $       -     $       -   $     250
Shares outstanding       3,451,462    3,417,098    3,417,098     3,417,098   3,417,098


The above summary of operations is not covered by the independent auditors' report. This summary should be used in conjunction with the consolidated financial statements and related footnotes included elsewhere in this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL HIGHLIGHTS OVERVIEW

TransWorld Bancorp had the highest yearly earnings in its history during 1995. Earnings were up $1,442,000, or 56% over 1994, also a record year, with 1994 increasing 86% over 1993. The positive earnings trend has occurred despite a Southern California economy that is still recovering from the 1993 recession. Return on average equity was 14.5%, up from 10.8% in 1994 and 6.2% in 1993.

The Company declared a 2 for 1 stock split that was paid March 7, 1995. Adjusting for the split, the per share price increased by approximately 90% from December 1994 to December 1995. The Board of Directors also declared a 5 for 4 stock split on January 30, 1996. This ninth stock dividend in the past nine years was paid on March 15, 1996 to shareholders of record on February 23, 1996. All of the per share figures in this report have been adjusted for both of these stock splits.

Loans and leases outstanding increased by $3,661,000, or 3%, reversing a trend of declining loan totals during this last recessionary period. The increase in loans helped improve net interest income, as did interest earned on the investment portfolio, the two primary factors behind the increase in net income. 1995's return on average assets improved to 1.08% compared to 0.73% in 1994 and 0.45% in 1993.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased for the second year in a row, rising by $2,547,000, or 16%, over 1994. Net interest income for 1994 was up 23% over 1993 which in turn was up 5% over 1992. The 1995 increase came from a shift to higher yielding earning assets as well as increased yields across all earning asset categories. The increase in net interest income in 1994 came from improved yields on earning assets as well as growth in total earning assets. The net interest margin on earning assets was 5.5% in 1995 compared with 5.1% in 1994 and 4.8% in 1993.

Interest and fees on loans improved by $1,684,000, or 14%, over 1994 due to improved yields, versus growth of only $171,000, or 1% in 1994. Prime rate increases in the fourth quarter of 1994 and again in February of 1995 increased loan yield, but were partially offset by the prime rate reduction in June of 1995 and again in December of 1995. The latest reductions in prime rate will have a negative impact on 1996 yields which optimally will be offset by increasing the loans outstanding.

Interest earned on the investment portfolio (on a fully taxable equivalent basis) grew by $2,910,000, or 42% compared to 39% growth in 1994 and 13% growth in 1993. The improved 1995 results were due to both an increase in the average level of the securities portfolio and an increase in the portfolio yield from 5.5% in 1994 to 6.1% in 1995. The portfolio yield increased because rates available in the bond market were up and we were able to use our liquidity to invest in securities. We were also able to

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

take advantage of the rising rate environment by investing cash from maturing securities. Maintaining yield without lengthening maturities or increasing risk is our primary investment objective in 1996.

Interest expense increased during 1995 by $2,480,000, or 47%, compared to an increase of 5% in 1994 and a decrease of 12% in 1993. The increase by the Federal Reserve Board in interest rates during 1994 and the beginning of 1995 substantially affected the overall cost of funds which increased from 2.4% in 1994 to 3.3% in 1995, reversing the decrease from 2.5% in 1993 to 2.4% in 1994. This increase in the cost of liabilities was split mainly between interest paid on deposits (which was up $1,503,000) and interest paid on securities sold under agreements to repurchase which increased $930,000. The increase in interest on repurchase agreements came from the movement of an average $20 million of deposits into repurchase agreements by a large national customer in the first quarter of 1995. This company eventually moved their deposits of approximately $20 million and their repurchase agreements to a large financial institution with national capabilities in the beginning of the fourth quarter of 1995.

PROVISION FOR CREDIT LOSSES

The credit loss provision charged to expense for 1995 was $830,000, a decrease from the $921,000 provided for 1994 and the $1,711,000 provided in 1993. The Company was able to reduce its expense provision because of a reduction in net charge-offs (which declined to $581,000 for 1995 compared to $917,000 in 1994 and $1,098,000 in 1993). The balance in the reserve for loan losses has continued to increase over the same time from $2,029,000 in 1993 to $2,282,000 in 1995. The Company's credit risk analysis indicates that its current level of reserves is adequate to cover any current known risks in the portfolio. The current level of reserve to outstanding loans at year end was 1.77%.

The Southern California economy showed modest improvement in the second half of 1995. We anticipate this will continue through 1996 and, as a result, do not currently anticipate any material credit erosion in the loan portfolio. Non-performing loans at the end of 1995 dropped to $1,032,000, or 0.8% of outstanding loans and leases compared to $1,579,000, or 1.26% of outstanding loans and leases at the end of 1994. The Company underwent examinations by the California State Banking Department in 1994 and the Federal Deposit Insurance Corporation as of December 31, 1995, both of which management deemed satisfactory.

NONINTEREST INCOME

Noninterest income increased by $210,000, or 5% over 1994, reversing a decline in noninterest income from 1993 to 1994. The decline in 1994 was due to sale of the bankcard merchant processing unit in late 1993. The Company continues to receive income from bankcard merchant servicing but at a smaller, net of expenses basis from the outsourcing provider. Service charges on deposit accounts increased by $61,000, or 2%, after decreasing in 1994. Increased sales of cash management products modestly helped to securities that had been purchased at discounts.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Other operating income showed the best improvement in the noninterest income category during 1995, rising $168,000, or 19%, from 1994. The improvement was generated by the Small Business Administration (SBA) Department during its second full year of operation. Loan servicing income increased by $30,000 while fees taken into income from the sale of SBA loans increased from $55,000 in 1993 to $103,000 in 1994 and to $303,000 in 1995. With the temporary shutdown of the Small Business Administration in Washington in late 1995, income generation from our SBA department for the first quarter of 1996 will be significantly reduced.

NONINTEREST EXPENSE

The Company was able to control noninterest expenses in 1995, keeping the overall increase to 2% over 1994 and 5% over 1993. The addition of a new, full service branch in the second quarter of 1995 was the reason we were not able to decrease expenses below 1994 levels. As has been pointed out in prior reports, the first quarter of 1994 was affected by the Northridge earthquake which accounted for approximately $300,000 in one-time building repair expenses.

The larger than normal 7% increase in salaries and employee benefits can be attributed to the new office in Camarillo, California. Occupancy expenses declined by 3% and were not affected by the new office because no lease payments were due until 1996. Furniture, fixtures and equipment expenses increased due to the costs of outfitting the new office, while depreciation costs increased for new computer and ATM equipment in other offices. The Company will continue to upgrade and replace old computer and ATM equipment in other offices during 1996. Both occupancy and furniture, fixtures and equipment expense will be impacted in 1996 with the relocation of the San Fernando branch office. This lease expires in April 1996 and the Company is moving from an office we have occupied for 35 years to new, larger quarters about three blocks away. Rental expenses will be comparable with the old office but leasehold and equipment expense will be increased due to the relocation.

The Company lost its North Hollywood branch office to a fire in October, 1995 which destroyed the interior of the office and all its contents. The exterior
structure was also severely damaged.   No employees or customers were hurt as
the fire occurred on a weekend. We were able to immediately reestablish operations and relocated in a trailer while we began the process of rebuilding the office. The damage, and the additional expenses incurred, are completely covered by insurance and the Company will suffer no financial loss from the fire. Deposit and loan totals have not been impacted.

FDIC insurance costs declined substantially from the levels of 1994 and 1993. The reduction is due to a rate reduction by the FDIC because of the Bank Insurance Fund (BIF) reaching its level of 1.25% of deposits sooner than expected. The expense for 1996 could be minimal if Congress does not assess banks to replenish the Savings and Loan Insurance Fund (SAIF). If they do, the cost will be higher. Data processing costs increased due to volume changes in the cash management services and services we purchase

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

from third party vendors. Increases in other operating expenses are due to normal volume growth and increased pricing on other outside services used by the Company.

ASSETS AND LIABILITIES

It was pointed out last year that one of our primary objectives for 1995 was to increase the size of the loan portfolio. The 3% growth achieved was below our expectations. Loan activity did not pick up until the fourth quarter of the year. Positively, unfunded lines of credit increased to $40,062,000 at December 31, 1995 compared to $32,357,000 at the end of 1994 which should manifest in borrowings when loan demand increases. Based on current conditions we believe commercial customers will increase use of their lines of credit in 1996.

We also anticipate adding to the investment portfolio during 1996, primarily in U.S. agency securities in the one-to-five year range. Federal funds sold should remain approximately 8% of assets. Cash and due from banks decreased both at year end 1995 and in average balances for the year. The Company has been able to reduce float, and the average reserve requirement has decreased with the closure of the large deposit account referred to earlier.

Although noninterest bearing deposits decreased somewhat at year end, the average outstanding balance for the year was up $464,000 over the average outstanding for 1994. While interest bearing deposits decreased at year end by 5% the average for the year decreased only 1%. The mix of deposits changed in 1995 as customers moved money from checking and savings and lower yielding money market accounts into certificates of deposit. This raised our interest costs during 1995, but since most of these certificates carried maturities of less than one year, current renewal costs are substantially lower on these CD's.

Other real estate owned (ORE) decreased substantially in 1995, falling from $2,048,000 to $601,000 at December 31, 1995, primarily as a result of the sale of one large piece of ORE totaling $1,400,000 in March of 1995. With the economy improving the Company is not anticipating ORE to increase noticeably in 1996.

Equity capital improved by 17%, or $4,370,000, during 1995, as a result of an increase in retained earnings and the exercise of employee stock options totaling $217,000. The unrealized gain/loss on securities available for sale also improved from a $75,000 loss at December 31, 1994 to a $72,000 gain at December 31, 1995. These items increased the book value of our common stock from an adjusted $7.41 at 1994 year end to $8.61 at year end 1995.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

LIQUIDITY AND CAPITAL

ASSET/LIABILITY MANAGEMENT

The policy our Asset/Liability Committee uses to maintain and monitor the Company's sensitivity to changing rates has worked well in helping the Company's profitability in light of the fluctuations in interest rates, deposits, and borrowed funds. The Company uses gap analysis to measure interest rate risk in terms of the mismatch between the stated repricing and maturities of the Company's earning assets and liabilities within defined time frames. The Company's cumulative one-year gap position at December 31, 1995 was $36,251,000 or 11% of earning assets as seen in the interest rate sensitivity table. This means that the Company is asset sensitive and that an increase in interest rates will cause earnings to increase as a larger portion of assets than liabilities reprice in 1996. Additionally, the Company is more sensitive to decreases in interest rates, thus earnings would be impacted if interest rates continue to drop in 1996.

INTEREST RATE SENSITIVITY


                            Immediately      >0-3          >3-6         >6-12          >1-5          >5
(in thousands)               Adjustable     Months        Months        Months         Years        Years
----------------------------------------------------------------------------------------------------------

ASSETS
 Securities                   $      -     $ 52,845       $25,268      $37,974        $45,636     $  2,618
 Fed funds sold                 35,000            -             -            -              -            -
 Loans                          95,775        6,416         1,496        3,229         21,308          646
----------------------------------------------------------------------------------------------------------
   TOTAL EARNING ASSETS       $130,775     $ 59,261       $26,764      $41,203        $66,944     $  3,264
==========================================================================================================

SOURCES
 Interest bearing deposits    $ 93,023     $ 84,984       $19,994      $13,719        $ 4,177     $      4
 Short-term borrowings           2,186            -             -            -              -            -
 Long-term debt                      -            1             2            4             47           59
 Demand deposits                     -            -             -            -              -      102,794
 Securities sold under
  agreement to repurchase        1,880        5,959             -            -              -            -
----------------------------------------------------------------------------------------------------------
   TOTAL SOURCES              $ 97,089     $ 90,944       $19,996      $13,723        $ 4,224     $102,857
==========================================================================================================

Incremental gap               $ 33,686     $(31,683)      $ 6,768      $27,480        $67,720     $(99,593)

Percent of earning assets         10.3%        (9.7)%         2.1%         8.4%          19.1%       (30.3)%

Cumulative gap                $ 33,686     $  2,003       $ 8,771      $36,251        $98,971     $   (622)

Percent of earning assets         10.3%         0.6%          2.7%        11.1%          30.2%        (0.2)%



Immediately adjustable loans are defined as loans that are tied to the prime rate or other indexes which can change at any time. Immediately adjustable deposits are those where the Company can adjust the rate without prior notice. The Company uses adjustable deposits to fund adjustable rate loans. The remaining assets and liabilities are categorized by either the next time the asset or liability may be repriced

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

or the maturity date, whichever is sooner. The Company does not use off-balance sheet interest rate instruments to hedge interest rate risk.

LIQUIDITY MANAGEMENT

Liquidity refers to the Company's ability to maintain cash flow sufficient to meet the cash needs of depositors and borrowers and to fund its operations. The Company continues to have a stable, low cost base of core deposits generated from our eleven office branch system. In reviewing the statement of cash flows for 1995 we find that operating activities generated $5,340,000 in cash for 1995 compared to the $3,310,000 generated in 1994. Cash flows from investing activities showed that the Company used a portion of its excess cash funds to increase yield by investing a greater portion of balance sheet assets in loans and securities. High levels of cash and cash equivalents were being maintained during 1993 and 1994 because of the highly volatile deposit balances from the previously mentioned large national deposit account that left in late 1995. These liquid Instruments have been reduced to a lower level of $58,878,000 at year end reflecting the current liquidity needs of the Company. Liquidity remains strong, and gives the Company more than adequate funds to increase the loan portfolio during 1996.

CAPITAL

The Company's capital position materially strengthened in 1995. The risk-based capital ratio at the end of 1995 improved to 16.6%, up from 14.8% at December 31, 1994, well above the minimum risk-based capital ratio required by the FDIC and Federal Reserve Bank of 8%. The Company improved its Tier I ratio to
15.4% at December 31, 1995 compared to 13.7% in 1994. The leverage ratio
(which measures equity capital as a percent of total assets) was 8.4% at December 31, 1995 compared to 6.7% at December 31, 1994. The FDIC definition for a well capitalized bank requires a total risk-based capital ratio equal to, or greater than, 10%, a Tier I risk-based ratio equal to, or greater than, 6% and a Tier I leverage ratio equal to, or greater than, 5%. Your Company exceeds all of the above requirements.

The Company will continue to use earnings as the main source of additional capital in 1996 and sees no problems in maintaining proper capital ratios.

FUTURE OPERATIONS

The Camarillo office opened in May, 1995 in temporary quarters and moved into its permanent facility in January, 1996. During 1996 the Company will be moving the San Fernando office to a new location plus rebuilding the fire damaged North Hollywood office. The Company opened its first off-site ATM machine on the campus of California Lutheran University in January of 1996. To date this new ATM facility (located in the vicinity of the Thousand Oaks branch office) has surpassed expectations for activity.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

During the fourth quarter of 1995, the Company applied for, and received, approval for a new branch office in Valencia, California. The new office, which is expected to open in the second quarter of 1996, will be the Company's twelfth branch office and its second office in the Santa Clarita Valley. Our location next to the Valencia Town Center puts us at the heart of this attractive commercial, residential and industrial community.

As a result of Mr. Hender's announced retirement, the Board of Directors has hired Craig Collette an experienced banker as president and chief operating officer to ensure a smooth transition for the Company. Mr. Hender will continue as vice chairman and chief executive officer until his retirement in May, 1997.

During 1995 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation" which encourages companies to account for stock compensation awards based on their fair market value at the date the awards are granted. This Statement does not require the application of the fair market value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires program disclosure of net income and, if presented, earnings per share, as if the fair market value based method of accounting defined in this Statement had been applied.

The accounting and disclosure requirements of this statement are effective with financial statements reporting on fiscal years beginning after December 15, 1995, though earlier adoption is encouraged. The Company has chosen not to adopt the fair market value provisions of this statement. The Company feels that the adoption of SFAS No. 123 will not have any material effect on per share numbers as presented.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TransWorld Bancorp and Subsidiary

CONSOLIDATED BALANCE SHEETS



December 31                                      1995          1994
-------------------------------------------------------------------
ASSETS
Cash and due from banks                  $ 23,878,000  $ 30,541,000
Federal funds sold                         35,000,000    55,000,000
Investment securities held to maturity
 (approximate market value:
  1995-$141,864,000; 1994-$124,383,000)   141,184,000   128,907,000
Investment securities available for
 sale at market value                      23,157,000    23,379,000
-------------------------------------------------------------------
   Total investment securities            164,341,000   152,286,000
Loans and leases                          128,870,000   125,209,000
 Less allowance for credit losses           2,282,000     2,033,000
-------------------------------------------------------------------
   Net loans and leases                   126,588,000   123,176,000
Premises and equipment, net                 3,695,000     3,345,000
Other real estate owned, net                  601,000     2,048,000
Other assets                                5,821,000     4,756,000
-------------------------------------------------------------------
   TOTAL ASSETS                          $359,924,000  $371,152,000
===================================================================

LIABILITIES
Deposits:
 Noninterest bearing                     $102,794,000  $113,600,000
 Interest bearing                         215,901,000   227,985,000
-------------------------------------------------------------------
   Total deposits                         318,695,000   341,585,000
Interest bearing demand notes issued
 to the U.S. Treasury                       2,186,000     2,740,000
Mortgage indebtedness and obligation
 under capital lease                          113,000       320,000
Securities sold under agreement
 to repurchase                              7,839,000       200,000
Other liabilities                           1,391,000       977,000
-------------------------------------------------------------------
   TOTAL LIABILITIES                      330,224,000   345,822,000

STOCKHOLDERS' EQUITY
Common stock, no par value;
 authorized 6,000,000 shares;
 3,451,462 shares issued and
 outstanding in TransWorld Bancorp
 in 1995 and 3,417,098 in 1994              8,030,000     7,813,000
Surplus                                     2,926,000     2,926,000
Retained earnings                          18,672,000    14,666,000
Unrealized gain/(loss) on securities
 available for sale (net of deferred
 taxes of ($53,000)in 1995 and
 $53,000 in 1994)                              72,000       (75,000)
-------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY              29,700,000    25,330,000
-------------------------------------------------------------------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $359,924,000  $371,152,000
===================================================================

See notes to consolidated financial statements.

TransWorld Bancorp and Subsidiary


CONSOLIDATED STATEMENTS OF INCOME



 Year Ended December 31                         1995         1994         1993
 -----------------------------------------------------------------------------
 Interest income:
 Interest and fees on loans              $13,314,000  $11,630,000  $11,459,000
   Interest on state and municipal
     securities                              967,000    1,461,000    1,031,000
   Interest on other investment
     securities                            8,476,000    5,066,000    3,578,000
 Interest on Federal funds sold            3,431,000    3,004,000    1,893,000
 -----------------------------------------------------------------------------
 Total interest income                    26,188,000   21,161,000   17,961,000
 Interest expense:
   Interest on deposits                    6,676,000    5,173,000    4,964,000
   Interest on short-term borrowings       1,116,000      139,000      119,000
 -----------------------------------------------------------------------------
     Total interest expense                7,792,000    5,312,000    5,083,000
 Net interest income                      18,396,000   15,849,000   12,878,000
   Provision for credit losses               830,000      921,000    1,711,000
 -----------------------------------------------------------------------------
 Net interest income after provision
   for credit losses                      17,566,000   14,928,000   11,167,000
 Noninterest income:
   Service charges on deposit accounts     2,870,000    2,809,000    3,077,000
   Bankcard merchant discount                133,000      204,000      855,000
   Gain on sale of securities                 52,000            -        5,000
   Other operating income                  1,033,000      865,000      886,000
 -----------------------------------------------------------------------------
     Total noninterest income              4,088,000    3,878,000    4,823,000
 Noninterest expense:
   Salaries and employee benefits          7,861,000    7,375,000    7,068,000
   Net occupancy expense                   2,199,000    2,268,000    2,167,000
   Furniture, fixtures and equipment       1,275,000    1,123,000    1,176,000
   FDIC insurance costs                      383,000      663,000      538,000
   Data processing                           209,000      178,000      283,000
   Bankcard merchant expense                       -        2,000      497,000
   Other operating expense                 3,268,000    2,937,000    2,733,000
   Earthquake expense                              -      310,000            -
 -----------------------------------------------------------------------------
     Total noninterest expense            15,195,000   14,856,000   14,462,000
 Income before income taxes                6,459,000    3,950,000    1,528,000
 Income taxes                              2,448,000    1,381,000      337,000
 -----------------------------------------------------------------------------
    Income before accounting change        4,011,000    2,569,000    1,191,000
 Cumulative effect of accounting change            -            -      190,000
 -----------------------------------------------------------------------------
    Net income                           $ 4,011,000  $ 2,569,000  $ 1,381,000
 =============================================================================

 Income per share before accounting
   change                                $      1.16  $      0.75  $      0.35
 Cumulative effect of accounting change            -            -         0.05
 -----------------------------------------------------------------------------
    Net income per share                 $      1.16  $      0.75  $      0.40
 =============================================================================

 Weighted average shares outstanding       3,448,037    3,417,098    3,417,098
 =============================================================================


See notes to consolidated financial statements.

TransWorld Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31                                                   1995                  1994                  1993
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                       $  4,011,000          $  2,569,000          $  1,381,000
 Adjustment to reconcile net income to net cash
 provided by operating activities:
  Gain on calls and redemptions of
   securities held to maturity                                        (54,000)                    -                (5,000)
  Gain on calls and redemptions of
   securities available for sale                                            -                     -                     -
  Gain on sale of securities held to maturity                               -                     -                     -
  Loss on sale of securities available for sale                         2,000                     -                     -
  Net amortization of premium on investments                           29,000               354,000               502,000
  Provision for credit losses                                         830,000               921,000             1,711,000
  Accretion of deferred loan fees and costs                          (236,000)             (170,000)             (231,000)
  Loan origination costs capitalized                                 (161,000)             (165,000)             (169,000)
  Depreciation and amortization                                       634,000               608,000               646,000
  (Increase)in accrued interest receivable                           (465,000)             (856,000)             (191,000)
  Increase (decrease) in accrued interest payable                     379,000                30,000               (26,000)
  Provision for deferred taxes                                       (268,000)             (155,000)             (366,000)
  Increase in current income taxes payable                            233,000                 7,000               203,000
  Provision for OREO losses                                            96,000               105,000               135,000
  Increase in other, net                                              310,000                62,000                 7,000
-------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                       5,340,000             3,310,000             3,597,000
Cash flows from investing activities:
  Proceeds from matured securities held to maturity                28,955,000            12,811,000            14,932,000
  Proceeds from matured securities available for sale              30,300,000             6,750,000                     -
  Proceeds from calls and redemptions
   of securities held to maturity                                  39,291,000            10,265,000            15,877,000
  Proceeds from calls and redemptions
   of securities available for sale                                16,440,000                61,000                     -
  Proceeds from sale of securities held to maturity                         -                     -                     -
  Proceeds from sale of securities available for sale                 498,000                     -                     -
  Purchase of securities held to maturity                         (80,393,000)          (63,479,000)          (68,548,000)
  Purchase of securities available for sale                       (47,083,000)          (18,848,000)                    -
  Net (increase)in loans                                           (9,510,000)           (2,475,000)           (1,918,000)
  Proceeds from sale of SBA loans                                   4,697,000             3,455,000             1,086,000
  Loan origination fees received                                      664,000               556,000               696,000
  Proceeds from sale of other real estate owned                     1,518,000               607,000             2,149,000
  Purchase of premises and equipment                                 (985,000)             (297,000)             (358,000)
  (Increase) decrease in other, net                                  (600,000)              330,000              (668,000)
-------------------------------------------------------------------------------------------------------------------------
    Net cash (used in) investing activities                       (16,208,000)          (50,264,000)          (36,752,000)
Cash flows from financing activities:
  Net (decrease) increase in noninterest bearing deposits         (10,806,000)           24,367,000            28,392,000
  Net (decrease) increase in interest bearing deposits            (12,084,000)           31,221,000            33,587,000
  Net increase in repurchase agreements                             7,639,000               200,000                     -
  (Decrease)in interest bearing demand notes                         (554,000)             (503,000)           (1,357,000)
  (Decrease)in capital lease and mortgage indebtedness               (207,000)              (13,000)             (175,000)
  Dividends paid in lieu of fractional shares issued                        -               (11,000)              (10,000)
  Exercise of stock purchase plan options                             217,000                     -                     -
-------------------------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities           (15,795,000)           55,261,000            60,437,000
-------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         (26,663,000)            8,307,000            27,282,000
Cash and cash equivalents, beginning of year                       85,541,000            77,234,000            49,952,000
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                           $ 58,878,000          $ 85,541,000          $ 77,234,000
=========================================================================================================================



Supplemental disclosures of cash flows information:

Cash paid during the year:                                                     1995           1994          1993
----------------------------------------------------------------------------------------------------------------
  Interest                                                               $7,427,000     $5,147,000    $5,109,000
  Income taxes                                                           $3,016,000     $1,491,000    $  506,000
----------------------------------------------------------------------------------------------------------------
Non-cash activities:
  Transfer from loans to other real estate owned                         $  155,000     $  655,000    $2,184,000
================================================================================================================


See notes to consolidated financial statements







CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Unrealized
                                                               Gain/(Loss)
                                                Common Stock  on Securities
------------------------------------------------------------   Available                   Retained
                                         Shares       Amount    For Sale      Surplus      Earnings
---------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1993             1,238,292   $6,166,000               $2,926,000   $12,384,000
Stock dividend (5%)                      61,090      764,000                               (774,000)
Unrealized gain on securities                                   $128,000
Net income                                                                                1,381,000
---------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1993           1,299,382    6,930,000     128,000    2,926,000    12,991,000
Stock dividend (5%)                      64,209      883,000                               (894,000)
Change in unrealized
  gain/(loss) on securities                                     (203,000)
Net income                                                                                2,569,000
---------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994           1,363,591    7,813,000     (75,000)   2,926,000    14,666,000
Issuance of common stock                 17,788      217,000
Stock split-2 for 1                   1,380,167
Change in unrealized
  gain/(loss) on securities                                      147,000
Stock split-5 for 4 (declared
  January 30, 1996 paid
  March 15, 1996)                       689,916                                              (5,000)
Net income                                                                                4,011,000
---------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995           3,451,462   $8,030,000    $ 72,000   $2,926,000   $18,672,000
===================================================================================================


See notes to consolidated financial statements

NOTE 1 - PRESENTATION AND ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION:

The accompanying consolidated balance sheets as of December 31, 1995 and 1994 are those of TransWorld Bancorp (The Company) and its subsidiary TransWorld Bank (Bank). The Bank's primary source of revenue is providing loans to customers, who are predominately small to mid-sized businesses through operations of its 11 banking offices located in southern California. The consolidated financial statements include the accounts of the respective parent company and subsidiary. All significant intercompany balances and transactions have been eliminated. Certain amounts in the financial statements for prior years have been reclassified to conform with the 1995 financial statement presentation.

The consolidated statements of cash flows illustrate the change in cash and cash equivalents as disclosed in the consolidated balance sheet. For purpose of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds sold are sold for one day periods.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT SECURITIES:

The Bank classifies its investment securities as follows:

  Held to Maturity Securities - Debt securities that the Bank has the positive intent and ability to hold to maturity. These securities are reported at amortized cost.

  Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term. These securities are reported at fair value, with unrealized gains and losses included in earnings. The Bank holds no trading securities.

  Available for Sale Securities - Debt and equity securities not classified as either held to maturity or trading securities. These securities are to be reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

Accreted discounts and amortized premiums on investment securities are included in interest income, and unrealized and realized gains or losses related to holding or selling securities are calculated using the specific identification method.

LOANS AND LEASES:

Loans are stated net of unearned income, undisbursed loan funds, and net deferred loan origination fees and costs. Interest on loans is recognized by methods which generally result in level rates of return on principal amounts outstanding. Direct lease financing is carried net of unearned income. Income from leases is recognized on a level yield basis over the terms of the leases based upon the unrecovered equity investment. When a loan or lease is placed on non-accrual, all previously accrued but not collected interest is reversed against current period income.

Loan origination fees and costs are being recognized over the life of the loans using the effective interest method or on a basis that approximates the interest method.

Provisions for credit losses are charged to operations in amounts deemed appropriate by management based upon its evaluation of the loan and lease portfolio.

On January 1, 1995 the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.118, "Accounting by Creditors for Impairmant of a Loan - Income Recognition and Disclosures." This statement prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. This statement generally requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Periodically, the Bank sells the guaranteed portion of SBA loans. Gains on sales of SBA loans are deferred for 90 days at which time the gain is allocated to the guaranteed and unguaranteed portions of the loan. The amount allocated to the guaranteed portion of the loan is recognized as other income. The amount of gain allocated to the unguaranteed portion of the loan (including excess servicing income, if any) is deferred and amortized over the life of the loan as an adjustment of yield.

OTHER REAL ESTATE OWNED:

Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at the fair value of the real estate less estimated costs to sell. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are recorded in current operations.

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost, less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and leased property under capital leases are amortized using the straight-line method over the useful lives of the assets or the term of the lease, whichever is shorter.

TAXES ON INCOME:

Effective January 1, 1993, the Bank adopted SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). Accordingly, income tax expense for 1993, 1994 and 1995 was computed using the liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. The principal temporary differences relate to different methods used for tax and financial reporting purposes to account for credit losses, depreciation and direct lease financing.

The cumulative effect of the change in accounting for income taxes on years prior to January 1, 1993 of $190,000 is included in the 1993 statement of earnings.

NET INCOME PER SHARE:

Net income per share is computed on the weighted average number of shares of common stock outstanding during each year. Shares available under stock option plans are not included in the computation, as their effect would not be material. The weighted average number of shares is adjusted to give retroactive recognition to stock dividends declared in 1995 and in previous years, and the five for four stock split declared January 31, 1996, paid March 15, 1996.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts are reflected in Note 12 and have been determined by the Bank using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented in Note 12 are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1995 and 1994. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying Notes.



IDENTIFIABLE INTANGIBLE ASSETS:

In conjunction with the acquisition of Premier Bank's insured deposits, which were acquired from the FDIC in April, 1993, core deposit intangibles, included in other assets totaling $701,000 are being amortized over a six-year period on a straight line basis. The amortized value is $389,000 at December 31, 1995.

RECENT ACCOUNTING PRONOUNCEMENTS:

During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", (SFAS No. 123) which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted.

This Statement does not require the application of the fair value method and allows the continuance of current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires proforma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this Statement had been applied.

The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, though earlier adoption is encouraged. The Company has chosen not to adopt the fair value provisions of this statement.

NOTE 2 - INVESTMENT SECURITIES:

The amortized cost and estimated fair values of investments in securities are shown below. Most debt securities are publicly traded and the fair value was obtained from an independent pricing service. Securities dealers supplied fair values for securities not actively traded. Money market (auction rate) preferred stocks are essentially substitutes for money market investments such as commercial paper and are closer in their characteristics to debt than equity. The Company has received permission from the FDIC and state banking regulators to invest in this type of security. Auction rate preferred stocks are included as equity stock securities below at par value as they are rate-adjusted every 49 days.


                                                     Amortized       Unrealized       Unrealized       Estimated
December 31, 1995                                       Cost            Gain             Loss          Fair Value
-------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
  U.S. Treasury securities                       $  2,988,000         $ 42,000        $      -         $  3,030,000
  U.S. Government agencies and
   corporations                                   107,782,000          512,000         157,000          108,137,000
  U.S. Government agencies mortgage-
   backed securities                                7,317,000           50,000           8,000            7,359,000
  Obligations of states and political
   subdivisions                                    23,097,000          261,000          20,000           23,338,000
-------------------------------------------------------------------------------------------------------------------
Total investment securities held to
  maturity                                       $141,184,000         $865,000        $185,000         $141,864,000
===================================================================================================================
Investment securities available for sale:
  U.S. Government agencies and
   corporations                                  $ 11,641,000         $ 16,000        $  2,000         $ 11,655,000
  U.S. Government agencies mortgage-
   backed securities                                        -                -               -                    -
 Corporate debt securities                          7,391,000          112,000           1,000            7,502,000
 Equity securities                                  4,000,000                -               -            4,000,000
-------------------------------------------------------------------------------------------------------------------
Total investment securities available
  for sale                                       $ 23,032,000         $128,000        $  3,000         $ 23,157,000
===================================================================================================================

December 31, 1994
-------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
  U.S. Treasury securities                       $  2,997,000         $      -      $   34,000         $  2,963,000
  U.S. Government agencies and
   corporations                                    86,606,000            7,000       3,898,000           82,715,000
  U.S. Government agencies mortgage-
   backed securities                                7,192,000            4,000         302,000            6,894,000
  Obligations of states and political
   subdivisions                                    32,112,000          106,000         407,000           31,811,000
-------------------------------------------------------------------------------------------------------------------
Total investment securities held to
  maturity                                       $128,907,000         $117,000      $4,641,000         $124,383,000
===================================================================================================================

Investment securities available for sale:
  U.S. Government agencies and
   corporations                                  $ 13,949,000         $      -      $   16,000         $ 13,933,000
  Obligations of states and
   political subdivisions                             251,000            2,000               -              253,000
  Corporate debt securities                         5,307,000            5,000         119,000            5,193,000
  Equity securities                                 4,000,000                -               -            4,000,000
-------------------------------------------------------------------------------------------------------------------
Total investment securities available
  for sale                                       $ 23,507,000         $  7,000      $  135,000         $ 23,379,000
===================================================================================================================

The amortized cost and estimated fair value of debt securities at December 31, 1995, and 1994 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                            1995                        1994
--------------------------------------------------------------------------------------------
                                         Amortized     Estimated     Amortized     Estimated
                                              Cost    Fair Value          Cost    Fair Value
--------------------------------------------------------------------------------------------
Debt securities held to maturity:
 Due in one year or less              $ 98,710,000  $ 98,934,000  $ 40,325,000  $ 39,486,000
 Due in one year through five years     39,856,000    40,281,000    82,391,000    79,077,000
 Due in five years through ten years     2,414,000     2,438,000     4,857,000     4,513,000
 Due after ten years                       204,000       211,000     1,334,000     1,307,000
--------------------------------------------------------------------------------------------
Total                                 $141,184,000  $141,864,000  $128,907,000  $124,383,000
============================================================================================
Debt securities available for sale:
 Due in one year or less              $ 13,356,000  $ 13,377,000  $ 16,098,000  $ 16,081,000
 Due in one year through five years      5,676,000     5,780,000     3,309,000     3,212,000
 Due in five years through ten years             -             -       100,000        86,000
 Due after ten years                             -             -             -             -
--------------------------------------------------------------------------------------------
Total                                 $ 19,032,000  $ 19,157,000  $ 19,507,000  $ 19,379,000
============================================================================================


A gain of $54,000 was realized on called securities Held to Maturity in 1995 and a loss of $2,000 on a sale of one Available for Sale security. A gain of $5,000 was realized on a called security Held to Maturity in 1993 and there were no sales of investment securities in 1993 or 1994.

Investment securities with a carrying value of $19,967,000 at December 31, 1995 and $12,255,000 at December 31, 1994 were pledged to secure public deposits and for other purposes.

NOTE 3 - LOANS AND LEASES:

Loans and leases are summarized as follows:



                                                   December 31
                                 -----------------------------
                                         1995             1994
--------------------------------------------------------------
 Real estate loans
   Mortgage                      $ 48,701,000     $ 48,371,000
   Construction                     1,747,000        3,593,000
 Commercial loans                  66,209,000       59,575,000
 Consumer loans                    10,971,000       12,409,000
 Leases                             1,242,000        1,261,000
--------------------------------------------------------------
   Total loans and leases        $128,870,000     $125,209,000
==============================================================


The Bank had undisbursed commitments on real estate loans of $428,000 at December 31, 1995 and $521,000 at December 31, 1994. At December 31, 1995 and 1994, the Bank had outstanding letters of credit in the amount of $802,000 and $1,196,000, respectively.

The aggregate amount of loans outstanding to officers, directors, and principal security holders and associates was $1,817,000 at December 31, 1995 and $452,000 at December 31, 1994. The amount of new and renewed loans was $2,315,000 and repayments were $950,000 during 1995. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.


Past due and nonaccrual loans and leases:


                       Past due over 90 days                  Nonaccruals
-------------------------------------------------------------------------
December 31                 1995        1994          1995           1994
-------------------------------------------------------------------------
Real estate loans         $5,000    $ 42,000    $  620,000     $  183,000
Commercial loans               -     413,000       404,000        250,000
Consumer loans                 -           -         1,000        690,000
Leases                     2,000       1,000             -              -
-------------------------------------------------------------------------
 Total                    $7,000    $456,000    $1,025,000     $1,123,000
=========================================================================


The Bank grants loans to customers throughout its primary market area of Los Angeles County, California and surrounding areas. The Bank makes loans to borrowers in a number of different industries with no particular concentration in any industry segment.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1995, the Bank had commitments to extend credit of $40,062,000 and obligations under standby letters of credit of $738,000.

Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support obligations of vendors/suppliers who are customers of the Bank. All outstanding guarantees have a maturity of one year or less.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include real estate, certificates of deposit, accounts receivable, inventory, other property, plant, and equipment.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED:

Transactions in the allowance for credit losses were as follows:


                                                1995                 1994                 1993
----------------------------------------------------------------------------------------------
Balance, January 1                        $2,033,000           $2,029,000           $1,416,000
Provision charged to operations              830,000              921,000            1,711,000
Recoveries                                   116,000              109,000              108,000
----------------------------------------------------------------------------------------------
                                           2,979,000            3,059,000            3,235,000
Less: Loans charged off                      697,000            1,026,000            1,206,000
----------------------------------------------------------------------------------------------
Balance, December 31                      $2,282,000           $2,033,000           $2,029,000
==============================================================================================

Transactions in the allowance for other real estate owned were as follows:

                                                1995                 1994                 1993
----------------------------------------------------------------------------------------------
Balance, January 1                        $  135,000           $   93,000           $  123,000
Provision charged to operations               96,000              105,000              135,000
----------------------------------------------------------------------------------------------
                                             231,000              198,000              258,000
Less: OREO reserves recovered                      -                    -                6,000
Less: OREO reserves charged off              148,000               63,000              159,000
----------------------------------------------------------------------------------------------
Balance, December 31                      $   83,000           $  135,000           $   93,000
==============================================================================================


At December 31, 1995, the Bank had classified $373,000 of its loans as impaired with specific reserves related to impairment of $212,000 and $652,000 of its loans impaired with no related specific loss reserve determined in accordance with SFAS No. 114. The average recorded investment in impaired loans during the year ended December 31, 1995, was $1,036,000. Interest income of $5,000 was recognized on impaired loans during the year ended December 31, 1995. Non-accrual loans and foregone interest totaled $1,025,000 and $111,000 respectively, at December 31, 1995.

NOTE 5 - PREMISES AND EQUIPMENT:



Premises and equipment are summarized as follows:

Caption>
                                                                December 31
---------------------------------------------------------------------------
                                                          1995         1994
---------------------------------------------------------------------------
Land                                               $   262,000   $  262,000
Buildings                                              964,000      964,000
Furniture, fixtures and equipment                    4,895,000    4,271,000
Leasehold improvements                               4,053,000    3,786,000
Leased property under capital leases                   150,000      150,000
---------------------------------------------------------------------------
                                                    10,324,000    9,433,000
Less: Accumulated depreciation and
 amortization                                        6,629,000    6,088,000
---------------------------------------------------------------------------
 Total                                             $ 3,695,000   $3,345,000
===========================================================================


The amounts of depreciation and amortization included in noninterest expense were $634,000 in 1995, $608,000 in 1994, and $646,000 in 1993. The Bank is
obligated under noncancelable operating leases for branch locations, administrative premises, and equipment that expire at various dates from 1996 through 2013. The leases generally provide for renewal options for periods from five to ten years and, in certain instances, provide for periodic rate increases or decreases based on the Consumer Price Index. The Bank is responsible for executory costs. Rentals under these leases aggregated $1,476,000 in 1995, $1,532,000 in 1994, and $1,496,000 in 1993, net of sublease rentals of $191,000 in 1995, $180,000 in 1994, and $161,000 in 1993.

The future payments under the terms of these operating and capital leases are summarized as follows:




           Year                           Capital Lease       Operating Leases
           -------------------------------------------------------------------
           1996                                $ 28,000            $ 1,699,000
           1997                                  28,000              1,432,000
           1998                                  28,000              1,339,000
           1999                                  28,000              1,342,000
           2000                                  28,000              1,341,000
           Thereafter                            74,000              8,656,000
           -------------------------------------------------------------------
             Total                             $214,000            $15,809,000
                                                                   -----------

           Less: Amount representing interest   101,000
           --------------------------------------------

           Present value of net minimum lease
             payments due through 2008         $113,000
           ============================================



The future payments on operating leases have been reduced by rental income to be received on subleases of $172,000 in 1996, $131,000 in 1997 and $84,000 in 1998.

NOTE 6 - TAXES ON INCOME:

In fiscal year 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under the provisions of SFAS No. 109, the Company elected not to restate prior year financial statements, and the cumulative effect of implementation was an income tax benefit of $190,000 in 1993.

Provisions (benefits) for taxes on income are summarized as follows:

                                              Year Ended December 31
--------------------------------------------------------------------
                                      1995         1994         1993
--------------------------------------------------------------------
Federal - Current               $1,932,000   $1,076,000    $ 466,000
        - Deferred                (226,000)    (124,000)    (264,000)
--------------------------------------------------------------------
                                 1,706,000      952,000      202,000
--------------------------------------------------------------------

State   - Current                  784,000      460,000      237,000
        - Deferred                 (42,000)     (31,000)    (102,000)
--------------------------------------------------------------------
                                   742,000      429,000      135,000
--------------------------------------------------------------------
  Total                         $2,448,000   $1,381,000    $ 337,000
====================================================================


The tax liability (receivable) was comprised of the following:

                                              Year Ended December 31
--------------------------------------------------------------------
                                                   1995         1994
--------------------------------------------------------------------
Current  - Federal                            $  11,000    $ 175,000
         - State                                  3,000       72,000
--------------------------------------------------------------------
                                                 14,000      247,000
--------------------------------------------------------------------

Deferred - Federal                             (686,000)    (536,000)
         - State                               (177,000)    (164,000)
--------------------------------------------------------------------
                                               (863,000)    (700,000)
--------------------------------------------------------------------
    Total                                    $ (849,000)   $(453,000)
====================================================================


Current taxes payable of $14,000 in 1995 and $247,000 in 1994 are also included in other liabilities. The net deferred tax asset is included in other assets.

The effective income tax rates are reconciled to the federal statutory income tax rate as follows:

                                              Year Ended December 31
--------------------------------------------------------------------
                                                1995    1994    1993
--------------------------------------------------------------------
Federal corporate income tax rate               35.0%   35.0%   35.0%
Increase (reduction) in taxes resulting from:
 State and municipal tax-exempt
   bond and loan income                         (3.3)   (5.7)  (14.6)
 State taxes on income, net of
   federal income tax benefit                    7.3     7.2     5.8
 Preferred stock dividends                       (.6)    (.8)   (2.4)
 Other                                           (.1)    (.3)   (1.8)
--------------------------------------------------------------------
    Total                                       38.3%   35.4%   22.0%
====================================================================

Deferred federal and state taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The components of the net deferred tax asset are as follows:

                                              Year Ended December 31
--------------------------------------------------------------------
Federal                                             1995        1994
--------------------------------------------------------------------
Provision for credit losses                    $(456,000)  $(312,000)
OREO reserve                                     (28,000)    (46,000)
State income tax                                (192,000)   (108,000)
Tax under (over) book depreciation               (19,000)     28,000
Direct lease financing                           104,000      11,000
Unrealized gain (loss) on securities              37,000     (39,000)
Other                                           (132,000)    (70,000)
--------------------------------------------------------------------
   Total                                       $(686,000)  $(536,000)
====================================================================

State
Provision for credit losses                    $(156,000)  $(131,000)
OREO reserve                                      (9,000)    (16,000)
Tax under (over) book depreciation               (16,000)     17,000
Direct lease financing                            34,000       4,000
Unrealized gain (loss) on securities              14,000     (14,000)
Other                                            (44,000)    (24,000)
--------------------------------------------------------------------
   Total                                       $(177,000)  $(164,000)
====================================================================


The Bank files a consolidated federal income tax return and combined state franchise tax return on a calendar year basis.


NOTE 7 - DEPOSITS:

December 31                                       1995          1994
--------------------------------------------------------------------
Demand deposits                           $102,794,000  $113,600,000
Savings deposits                            73,886,000    87,933,000
Money Market deposits                       47,688,000    90,625,000
Time deposits - under $100,000              59,945,000    37,388,000
Time deposits $100,000 & over maturing
  within 1yr                                34,282,000    11,939,000
Time deposits $100,000 & over maturing
  1yr-5yr                                      100,000       100,000
--------------------------------------------------------------------
   Total                                  $318,695,000  $341,585,000
====================================================================


Interest expense on time certificates of deposit with balances of $100,000 or more amounted to $908,000 in 1995, $496,000 in 1994, and $263,157 in 1993.

NOTE 8 - PROFIT SHARING PLAN:

The Bank has a noncontributory profit sharing plan with a 401(k) option covering all employees who have been employed by the Bank for more than one year, work 1,000 hours or more during the calendar year, and meet the age requirements specified in the plan. The eligibility requirements for the 401
(K) options are the same. Benefits are deferred until retirement with total vesting in seven years.

The annual profit sharing contribution is subject to the discretion of the Board of Directors. Contributions to profit sharing were $42,000 in 1995, $38,000 in 1994, and $34,000 in 1993. An additional $63,000 in 1995, $51,000 in 1994 and $43,000 in 1993 was contributed to the 401(k) Plan for a total contribution to both plans of $105,000 in 1995, $89,000 in 1994 and $77,000 in 1993.

NOTE 9 - STOCK OPTION PLAN:

The Bancorp has a stock option and stock appreciation rights plan that was adopted and approved by the shareholders in 1989. The plan provides for the grant of "incentive stock options," as defined under the Internal Revenue Code of 1986, "nonqualified options," and "stock appreciation rights." A total of 191,040 shares of the Bancorp's common stock (which has been adjusted for stock dividends and splits) has been reserved to be granted prior to January 31, 1999. Options are granted at prices not less than fair market value at time of grant and are exercisable over a period of five years. At December 31, 1995 there were 139,672 shares available for future grants. The plan and options have been adjusted for stock dividends and splits.


                                                   Shares         Price Range
        ---------------------------------------------------------------------
        Options outstanding, January 1, 1993       18,193     $13.93 - $14.63
        Incentive stock options granted               905      13.27 -  13.92
        ---------------------------------------------------------------------
        Options outstanding, December 31, 1993     19,098      13.27 -  13.92
        Incentive stock options granted               951      12.64 -  13.30
        ---------------------------------------------------------------------
        Options outstanding, December 31, 1994     20,049      12.64 -  13.30
        Incentive stock options granted            30,106      11.75 -  11.75
        Options exercised                          17,788       6.65 -  12.66
        Options cancelled or terminated             2,867      12.65 -  12.66
        ---------------------------------------------------------------------
        Options outstanding, December 31, 1995     29,500     $11.75 - $11.75
        ---------------------------------------------------------------------


The Company declared a five for four stock split on January 30, 1996 payable March 15, 1996. This will adjust the shares available for future grants by 153,152 and adjust the remaining outstanding options by 23,600 shares.

NOTE 10 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

The Company provides certain health care and other benefits for retired employees. Generally, qualified employees may become eligible for these benefits if they retire in accordance with the Company's established retirement policy and are continuously insured under the Company's insurance plans prior to retirement. All retired employees of the Company who are age 63 with 20 years of continuous service in a plan offered by the Company are eligible for these benefits. The Company's postretirement benefit plans currently are not funded. The Company has the right to modify or terminate these plans.

The effect of adoption of SFAS No. 106 in 1993 of $182,000 is being amortized over 20 years.

The periodic expense for postretirement benefits includes the following:

                                                   1995            1994
-----------------------------------------------------------------------
Service cost                                    $21,000         $24,000
Interest cost                                    21,000          19,000
Amortization of transition
 obligation                                       9,000           9,000
Amortization of (gain)/loss                           -           1,000
-----------------------------------------------------------------------
   Total expense                                $51,000         $53,000
=======================================================================

The actuarial and recorded liabilities for postretirement benefits were as follows:

Accumulated postretirement benefit obligation (APBO):

                                                     1995           1994
------------------------------------------------------------------------
 Retirees                                       $( 56,000)     $ (44,000)
 Fully eligible active plan participants         ( 78,000)       (55,000)
 Other active plan participants                  (236,000)      (148,000)
------------------------------------------------------------------------
   Total APBO                                    (370,000)      (247,000)
 Unrecognized transition obligation               155,000        164,000
 Unrecognized net (gain)/loss                      81,000         (4,000)
------------------------------------------------------------------------
   Prepaid/(Accrued) postretirement
   benefit cost                                 $(134,000)     $ (87,000)
========================================================================


The average health care cost trend rate used in measuring the accumulated postretirement benefit obligation and postretirement benefit cost was 12.0% and 8.0% in 1995 and 1994 respectively, gradually declining to 6.5% in 2005 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation by $70,000 at December 31, 1995 and $52,000 at December 31, 1994, and would increase the sum of the service cost and interest cost by $9,000 in 1995 and 1994.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1995, and 8.5% at December 31, 1994.

The Company offers no other postemployment, postretirement, or pension benefits.

NOTE 11 - REGULATORY MATTERS:

DIVIDEND RESTRICTIONS:

California banking law places the following restrictions on the availability of surplus and retained earnings for dividend purposes. "A bank may not make distribution to its stockholders in excess of the lesser of (1) retained earnings or (2) net income for its last three fiscal years, less the amount of any such distributions made by the bank to the stockholders of the bank during such period." The amount of Bank retained earnings free of restrictions for purpose of dividend distribution is $7,968,000.

CAPITAL REQUIREMENTS:

Federal Reserve Bank and FDIC regulations require the maintenance of a minimum risk-based capital ratio of 8%, with core capital (Tier I) being at least 4%, and a minimum capital leverage ratio of 4%.

The Company's risk-based capital ratio was 16.62% at December 31, 1995 and 14.84% at December 31, 1994, with a Tier I ratio of 15.42% at December 31, 1995 and 13.72% at December 31, 1994. The leverage ratio was 8.43% at December 31, 1995 and 6.69% at December 31, 1994.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used by the Bank in estimating the fair values of its financial instruments:

Cash and Due from Banks - The fair values and the carrying amounts of cash and due from banks are the same by definition. There are no factors that will cause the market value of these assets to differ from book value.

Investment Securities - Fair values for investment securities are based on quoted market prices.

Loans - The fair value for commercial loans has been estimated by discounting the projected cash flows at December 31, 1995 and 1994, using the risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of loans. The fair value of all other loans has been estimated by discounting the projected cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings, and for the same maturities. In computing the estimated fair value for all loans, estimated future cash flows have been reduced by specific and general reserves for loan losses.

No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns result in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $1,034,000 and $1,579,000 at December 31, 1995 and 1994, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 1995 and 1994 includes the carrying amount of nonaccrual loans at this date.

Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of time certificates of deposit is estimated by discounting future cash flows using rates currently offered for deposits with similar remaining maturities.

                              Carrying Amount     Fair Value
------------------------------------------------------------
December 31, 1995:
 Cash and cash equivalents       $ 58,878,000   $ 58,878,000
 Investment securities            164,341,000    165,021,000
 Loans, net                       128,870,000    128,263,000
 Noninterest bearing deposits     102,794,000    102,794,000
 Interest bearing deposits        215,901,000    216,028,000

December 31, 1994:
 Cash and cash equivalents       $ 85,541,000   $ 85,541,000
 Investment securities            152,286,000    147,762,000
 Loans, net                       125,209,000    124,413,000
 Noninterest bearing deposits     113,600,000    113,600,000
 Interest bearing deposits        227,985,000    227,970,000


NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Following is a summary of financial information for each quarterly reporting period during the two years ended December 31, 1995:

                                                                   1995 Quarter Ended
(in thousands)                  3-31        6-30        9-30       12-31        Total
--------------------------------------------------------------------------------------
Net interest income          $ 4,720     $ 4,683     $ 4,629     $ 4,364     $ 18,396
Noninterest income               961         982       1,052       1,093        4,088
Provision for credit losses     (220)       (225)       (220)       (165)        (830)
Noninterest expense           (3,899)     (3,850)     (3,695)     (3,751)     (15,195)
--------------------------------------------------------------------------------------
Income before income taxes     1,562      (1,590)      1,766       1,541        6,459
Applicable income taxes          582         608         671         587        2,448
--------------------------------------------------------------------------------------
Net income                   $   980     $   982     $ 1,095     $   954     $  4,011
======================================================================================
Net income per share         $  0.29     $  0.28     $  0.32     $  0.27     $   1.16
======================================================================================

                                                                   1994 Quarter Ended
(in thousands)                  3-31        6-30        9-30       12-31        Total
--------------------------------------------------------------------------------------
Net interest income          $ 3,273     $ 3,813     $ 4,229     $ 4,534     $ 15,849
Noninterest income             1,065         990         921         902        3,878
Provision for credit losses     (150)       (256)       (325)       (190)        (921)
Noninterest expense           (3,839)     (3,590)     (3,637)     (3,790)     (14,856)
--------------------------------------------------------------------------------------
Income before income taxes       349         957       1,188       1,456        3,950
Applicable income taxes           81         332         424         544        1,381
--------------------------------------------------------------------------------------
Net income                   $   268     $   625     $   764     $   912     $  2,569
======================================================================================
Net income per share         $  0.08     $  0.18     $  0.22     $  0.27     $   0.75
======================================================================================

NOTE 14 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT:

TransWorld Bancorp operates its only subsidiary, TransWorld Bank. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented:

CONDENSED BALANCE SHEETS


December 31                                                      1995              1994
---------------------------------------------------------------------------------------
ASSETS
Cash in TransWorld Bank                                   $   213,000       $    33,000
Investment in wholly-owned subsidiary                      29,404,000        25,272,000
Other assets                                                   16,000            25,000
---------------------------------------------------------------------------------------
   TOTAL ASSETS                                           $29,633,000       $25,330,000
=======================================================================================

LIABILITIES
Other liabilities                                         $         -       $         -
---------------------------------------------------------------------------------------
  TOTAL LIABILITIES

STOCKHOLDERS' EQUITY                                       29,633,000        25,330,000
---------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $29,633,000       $25,330,000
=======================================================================================

CONDENSED STATEMENTS OF INCOME

Year Ended December 31                             1995            1994            1993
---------------------------------------------------------------------------------------
INCOME
  Dividends from subsidiary                  $        -         $50,000         $75,000
  Interest on deposit accounts                    7,000               -               -
---------------------------------------------------------------------------------------
Total income                                      7,000          50,000          75,000

EXPENSE
Other                                            86,000          78,000          70,000
---------------------------------------------------------------------------------------
Total expense                                    86,000          78,000          70,000
Income before income tax benefit
  and equity in earnings of
  unconsolidated subsidiary                     (79,000)        (28,000)          5,000
Income tax benefit                              (33,000)        (33,000)        (29,000)
---------------------------------------------------------------------------------------
Income before equity in earnings
  of unconsolidated subsidiary                  (46,000)          5,000          34,000
Equity in undistributed income
  of subsidiary                               4,057,000       2,564,000       1,347,000
---------------------------------------------------------------------------------------
  NET INCOME                                 $4,011,000      $2,569,000      $1,381,000
=======================================================================================

CONDENSED STATEMENTS OF CASH FLOWS



Year Ended December 31                                      1995          1994          1993
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                          $4,011,000    $2,569,000    $1,381,000
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   (Increase) in investments in wholly
      owned subsidiary                                (4,057,000)   (2,564,000)   (1,347,000)
   Decrease (increase) in other assets                     9,000        21,000        (8,000)
   Decrease in other liabilities                               -             -             -
--------------------------------------------------------------------------------------------
      Net cash provided by operating activities          (37,000)       26,000        26,000
--------------------------------------------------------------------------------------------
Cash flows from financial activities:
   Cash dividends paid                                         -       (11,000)      (10,000)
--------------------------------------------------------------------------------------------
   Exercise of stock options                             217,000             -             -
      Net cash used in financing activities              217,000       (11,000)      (10,000)
Decrease (increase) in cash                              180,000        15,000        16,000
Cash beginning of year                                    33,000        18,000         2,000
--------------------------------------------------------------------------------------------
Cash at end of year                                     $213,000       $33,000       $18,000
============================================================================================

Supplemental disclosure to cash flow information:
  Interest paid during the year                         $      -       $     -       $     -
============================================================================================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:
---------

                                                       Director
    Name                Position with company          since (2)
----------------------------------------------------------------
Louis J. Galen (1)      Chairman of the Board of
                        Directors                      1963

David H. Hender         President and Chief Executive
                        Officer, Director              1971

Douglas D. Bernards     Director                       1983

Alvin H. Blaine (1)     Director                       1977

Helene V. Galen         Director                       1992

Timothy Harris          Director                       1994

Warren W. Kingsley (1)  Director                       1981

Ralph E. Phillips, Jr.  Director                       1988


-----------------------

(1)  Member of the Audit Committee of the Board of Directors.

(2)  Includes service on the Board of Directors of the Bank.

Executive Officers of TransWorld Bancorp and TransWorld Bank:


     Name                Position with company          Age
-----------------------------------------------------------
TransWorld Bancorp
------------------
  David H. Hender        President and Chief
                         Executive Officer              65

  Howard J. Stanke       Chief Financial Officer        47

TransWorld Bank
------------------
  David H. Hender        President and Chief
                         Executive Officer              65

  Howard J. Stanke       Executive Vice President
                         and Chief Financial Officer    47

  Mel Moss               Executive Vice President       51

  Gary N. Lindgren       Executive Vice President       55

  John Marquis           Executive Vice President       48



David H. Hender has been with the Bancorp as its President since inception and has been President of TransWorld Bank for the past twenty four years.

Howard J. Stanke has been with the Bancorp as Chief Financial Officer since its inception, and has been with the Bank for the past seventeen years. He started with the Bank as Controller and was promoted to Senior Vice President, Finance Division in January 1982 and Executive Vice President, in December 1991.

Mel Moss has been with the Bank for twelve years. He joined the Bank as Vice President in September 1983 with responsibilities for retail banking. He was promoted to Sr. Vice President, Retail Banking and Real Estate in May 1984 and Executive Vice President in December 1991. He is a standing member of the Bank's loan committee.

Gary Lindgren joined the Bank as Executive Vice President, and the Chief Credit Officer in January 1995. Prior to joining TransWorld Bank Mr. Lindgren served as Executive Vice President, Senior Lending Officer/Credit Administrator with First State Bank of the Oaks.

John Marquis joined the Bank in March of 1990 as Sr. Vice President, in charge of Business Development, Marketing and Branch Administration. He was promoted to Executive Vice President in March 1994.

ITEM 11 - COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth a comprehensive overview of the compensation of the Bank's executive officers with salary and bonus exceeding $100,000 during the fiscal year ended December 31, 1995. Comparative data is also provided for the previous two fiscal years.



                                        Annual Compensation
    Name and Principal         Fiscal  ---------------------   All Other(1)
        Position                Year    Salary     Bonus       Compensation
    -----------------------------------------------------------------------
    David H. Hender            1995    $160,000    $32,103        $4,120
     President and             1994    $130,016    $31,557        $4,133
     Chief Executive Officer   1993    $127,467    $24,750        $3,997

    Gary Lindgren              1995    $ 83,000    $18,900        $    -
     Executive Vice President  1994           -          -             -
     Chief Credit Officer      1993           -          -             -


(1) Includes 401(k) contributions by the Bank of $2,310 in 1995 and 1994 and $2,248 in 1993 and profit sharing contributions by the Bank of $1,810 in 1995, $1,823 in 1994 and $1,749 in 1993.

Directors of the Company are paid $550 for each board meeting they attend, and $100 for each committee meeting they attend.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the shares of the Company's common stock beneficially owned by its directors and all directors and executive officers of the Company as a group as of March 1, 1996. The Company declared a five-for-four stock split on January 30, 1996 payable March 15, 1996. The shares listed below have not been adjusted for the stock split. Except as otherwise noted, each person listed below has sole voting and investment power with respect to the common stock indicated.



     Name of Individual or                  Amount and Nature of   Percent
     Number of Persons in Group             Beneficial Ownership   of Class
     ----------------------------------------------------------------------
     Louis J. Galen                              924,962 (1)      33.50 (1)
     David H. Hender                             131,390           4.76 (2)
     Douglas D. Bernards                           7,812            .29 (3)
     Alvin H. Blaine                               4,520            .17
     Helene V. Galen                                 444            .02 (4)
     Timothy Harris                               19,554            .71 (5)
     Warren W. Kingsley                            2,878            .11 (6)
     Ralph E. Phillips, Jr.                       35,344           1.28 (7)
     All Directors and Officers as a Group
       (17 persons)                            1,167,916 (8)      42.30 (8)



(1) Includes 76,548 shares held by Golden West Financial Corporation, of which Mr. Galen is a director and as to which voting and investment power are shared. Also includes 819,884 shares held by the L.J. Galen Trust, 28,086 shares in NELAG Partners, a partnership in which Mr. Galen is a general partner, and 444 shares which are held by Helene V. Galen. Mr Galen is the husband of Helene V. Galen, Director.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

(2) Includes 120 shares held by Scott Hender and 120 shares held by Chris Hender, both sons of David H. Hender and 98,876 shares held by the Hender Revocable Intervivos Trust. Also includes 8,000 shares which Mr. Hender has the right to acquire under the Company's Stock Option and Stock Appreciation Rights Plan.

(3)  Mr. Bernards' shares are held in a profit sharing account.

(4)  Mrs. Galen is the wife of Louis J. Galen.

(5) Includes 3,958 shares held in Mr. Harris' Profit Sharing Plan, 9,996 shares held by Timcor Financial Corporation of which Mr. Harris is President, 4,400 shares in the Harris Trust and 1,410 for Mr. Harris's children.

(6) Shares are held in the Kingsley Family trust of which Mr. Kingsley is a Trustee.

(7) Includes 2,500 shares which Mr. Lindgren has the right to acquire under the Company's Stock Option and Stock Appreciation Rights Plan.

(8) 35,044 shares held in the Phillips Children Trust of which Mr. Phillips is a Trustee. 300 shares are held by Mr. Philips wife.

(9) Includes, in addition to shares which Mr. Hender and Mr. Lindgren have the right to acquire, 11,000 shares beneficially owned by other officers under the Company's Stock Option and Stock Appreciation Rights Plan.

Set forth below is information concerning the only persons other than Mr. Galen who are known to the Company to own beneficially more that 5% of the outstanding shares of the Company's common stodk. The following information was supplied by Fenimore Asset Management, Inc.


Name and Address of                Amount and Nature of  Percent
Beneficial Owner                   Beneficial Ownership  of Class
-----------------------------------------------------------------
Fenimore Asset Management, Inc.         256,504 (1)         9.28
  118 N. Grand Street
  P.O. Box 310
  Cobleskill, New York 12043

Heartland Advisors                      141,120 (2)         5.13
  790 North Milwaukee Street
  Milwaukee, Wisconsin  53202



(1) Fenimore Asset Management, Inc. reports that it has shared voting power with respect to the shares indicated above, but does not indicate with whom such power is shared or whether it has sole or shared dispositive power with respect to such shares.

(2) Heartland Advisors reports it has sole voting and dispositive power with respect to such shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans made to officers, directors, and principal security holders are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more that the normal risk of collectability.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  1.  Independent Auditors' Report.

  (a)  2.  Financial Statement Schedules:
           No schedules are included because they are neither required nor applicable.

  (a)  3.  Exhibits:
           21.  Subsidiaries of Registrant.

           23.  Consent of Independent Auditors'

           27.  Financial Data Schedule

                       [DELOITTE & TOUCHE LLP LETTERHEAD]






INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
 TransWorld Bancorp
Sherman Oaks, California


We have audited the accompanying consolidated balance sheets of TransWorld Bancorp and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of TransWorld Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TransWorld Bancorp and Subsidiary at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


January 31, 1996





                        [DELOITTE TOUCHE LETTERHEAD]

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSWORLD BANCORP


                                         By:    /s/ Howard J. Stanke
                                                -----------------------
                                                Howard J. Stanke
                                                Chief Financial Officer

                                         Date:  March 25, 1996
                                                -----------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ Louis J. Galen            Chairman of the Board           March 25, 1996
--------------------------
Louis J. Galen


/s/ David H. Hender           Director and Chief Executive
--------------------------    Officer                         March 25, 1996
David H. Hender


/s/ Howard J. Stanke          Chief Financial Officer and
--------------------------    Principal Accounting Officer    March 25, 1996
Howard J. Stanke


/s/ Douglas D. Bernards                Director               March 25, 1996
--------------------------
Douglas D. Bernards


                                       Director               March 25, 1996
--------------------------
Alvin H. Blaine


/s/ Helene V. Galen                    Director               March 25, 1996
--------------------------
Helene V. Galen


/s/ Timothy Harris                     Director               March 25, 1996
--------------------------
Timothy Harris


/s/ Warren W. Kingsley                 Director               March 25, 1996
--------------------------
Warren W. Kingsley


/s/ Ralph E. Phillips, Jr.             Director               March 25, 1996
--------------------------
Ralph E. Phillips, Jr.