Form 10-Q
period 1996-03-31
TRANSWORLD BANCORP
filed 1996-05-15
CIK 700613

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                  Commission File Number 0-10692


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
Yes  X   No    .
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   There were 3,451,465 shares of common stock outstanding as of May 6, 1996.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     December 31,
(Unaudited)                                                              1996             1995
- - - ----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $ 29,382,000     $ 23,878,000
Federal funds sold                                                 31,000,000       35,000,000
Investment securities (approximate market value:
    1996-$131,489,000; 1995-$141,864,000):                        132,011,000      141,184,000
Investment securities available for sale at market value           36,070,000       23,157,000
- - - ----------------------------------------------------------------------------------------------
       Total investment securities                                168,081,000      164,341,000
Loans and leases                                                  131,519,000      128,870,000
    Less allowance for credit losses                                2,319,000        2,282,000
- - - ----------------------------------------------------------------------------------------------
       Net loans and leases                                       129,200,000      126,588,000
Premises and equipment, net                                         3,854,000        3,695,000
Other real estate owned                                               451,000          601,000
Other assets                                                        7,419,000        5,821,000
- - - ----------------------------------------------------------------------------------------------
       TOTAL ASSETS                                              $369,387,000     $359,924,000
==============================================================================================

LIABILITIES
Deposits:
    Noninterest bearing                                          $ 98,212,000     $102,794,000
    Interest bearing                                              229,856,000      215,901,000
- - - ----------------------------------------------------------------------------------------------
      Total deposits                                              328,068,000      318,695,000
Securities sold under agreement to repurchase                       6,276,000        7,839,000
Interest bearing demand notes issued to the U.S. Treasury           2,714,000        2,186,000
Mortgage indebtedness and obligation under capital lease              112,000          113,000
Other liabilities                                                   2,055,000        1,391,000
- - - ----------------------------------------------------------------------------------------------
    Total liabilities                                             339,225,000      330,224,000
STOCKHOLDERS' EQUITY,
Common stock, no par value: authorized 6,000,000 shares;
    3,451,465 shares issued and out-standing in TransWorld
    Bancorp in 1996 and 3,450,250 in 1995                           8,030,000        8,022,000
Surplus                                                             2,926,000        2,926,000
Retained earnings                                                  19,443,000       18,672,000
Unrealized gain (loss) on securities (net of deferred taxes of
    $168,000 in March 1996 and $(53,000) in Dec 1995)                (237,000)          72,000
- - - ----------------------------------------------------------------------------------------------
    Total stockholders' equity                                     30,162,000       29,700,000
- - - ----------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $369,387,000     $359,924,000
==============================================================================================

    The financial statements reflect all normal interim adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ending
                                                                   March 31
(Unaudited)  ($ in thousands)                                1996           1995
- - - --------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                         $    3,394     $    3,229
    Interest on state and municipal
      securities                                              323            421
    Interest on other investment
      securities                                            2,093          1,724
    Interest on Federal funds sold                            388            959
- - - --------------------------------------------------------------------------------
      Total interest income                                 6,198          6,333
Interest expense:
    Interest on deposits                                    1,969          1,563
    Interest on short-term borrowings                          75             50
- - - --------------------------------------------------------------------------------
      Total interest expense                                2,044          1,613
Net interest income                                         4,154          4,720
    Provision for credit losses                               105            220
- - - --------------------------------------------------------------------------------
Net interest income after provision
    for credit losses                                       4,049          4,500
Noninterest income:
    Service charges on deposit accounts                       785            699
    Bankcard merchant income                                   35             30
    Gain on sale of securities
    Other operating income                                    206            232
- - - --------------------------------------------------------------------------------
      Total noninterest income                              1,026            961
Noninterest expense:
    Salaries and employee benefits                          2,085          1,960
    Net occupancy expense                                     535            579
    Furniture, fixtures and equipment                         329            314
    FDIC insurance costs                                        1            188
    Data processing                                            59             49
    Other operating expense                                   859            809
- - - --------------------------------------------------------------------------------
      Total noninterest expense                             3,868          3,899
Income before income taxes                                  1,207          1,562
Income taxes                                                  437            582
- - - --------------------------------------------------------------------------------
    Net income                                         $      770     $      980
================================================================================

Net Income Per Share*                                  $      .22     $      .29

Book value per share*                                  $     8.74     $     7.70

Weighted Average shares outstanding*                    3,451,465      3,439,199

*Adjusted to reflect the five-for-four split paid on March 15, 1996

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ending March 31, (Unaudited)                                                  1996              1995
- - - ------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                    $    770,000      $    980,000
    Adjustments to reconcile net income to net cash provided by operating activities:
       Net amortization of premium on investments                                   81,000            29,000
       Provision for credit losses                                                 105,000           220,000
       Accretion of deferred loan fees and costs                                  (109,000)          (36,000)
       Loan origination costs capitalized                                          (38,000)          (35,000)
       Depreciation and amortization                                               157,000           184,000
       Decrease (increase) in accrued interest receivable                           80,000          (400,000)
       (Decrease) increase in accrued interest payable                             (64,000)           59,000
       Increase (decrease) in current income taxes payable                         430,000          (469,000)
       Provision for OREO losses                                                         -            73,000
       Increase in other, net                                                      358,000            42,000
- - - ------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                              1,770,000         1,585,000
Cash flows from investing activities:
       Proceeds from matured securities held to maturity                         2,835,000         2,252,000
       Proceeds from matured securities available for sale                       2,700,000        14,750,000
       Proceeds from calls and redemptions of securities
          held to maturity                                                      28,651,000             5,000
       Proceeds from calls and redemptions of securities
          available for sale                                                     6,000,000                 -
       Proceeds from sale of securities available for sale                               -                 -
       Purchase of securities held to maturity                                 (23,359,000)      (11,815,000)
       Purchase of securities available for sale                               (20,648,000)      (15,614,000)
       Net (increase) decrease in loans                                         (3,749,000)          183,000
       Proceeds from sale of SBA loans                                             892,000           462,000
       Loan or origination fees received                                           219,000           111,000
       Proceeds from sale of other real estate owned                               145,000         1,375,000
       Purchase of premises and equipment                                         (316,000)          (54,000)
       (Increase) in other, net                                                 (1,968,000)         (274,000)
- - - ------------------------------------------------------------------------------------------------------------
           Net cash (used in) investing activities:                             (8,598,000)       (8,619,000)
Cash flows from financing activities:
       Net (decrease) increase in noninterest bearing deposits                  (4,582,000)        2,010,000
       Net increase (decrease) in interest bearing deposits                     13,955,000       (17,543,000)
       Net (decrease) increase in repurchase agreements                         (1,563,000)       19,800,000
       Increase (decrease) in interest bearing demand notes                        528,000        (1,303,000)
       (Decrease) in capital lease and mortgage indebtedness                        (1,000)          (91,000)
       Dividends paid in lieu of fractional shares issued                           (5,000)                -
       Exercise of stock purchase plan options                                           -           209,000
- - - ------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                            8,332,000         3,082,000
- - - ------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        1,504,000        (3,952,000)
Cash and cash equivalents, beginning of year                                    58,878,000        85,541,000
- - - ------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $ 60,382,000      $ 81,589,000
============================================================================================================

Supplemental disclosure of cash flows information:
Cash paid during the year:                                                            1996              1995
- - - ------------------------------------------------------------------------------------------------------------
    Interest                                                                  $  2,112,000      $  1,504,000
    Income taxes                                                              $     14,000      $    325,000
- - - ------------------------------------------------------------------------------------------------------------
Non cash activities:
    Transfer from loans to other real estate owned                            $          -     $           -
============================================================================================================

NOTE 1 - NONPERFORMING ASSETS
PAST DUE AND NONACCRUING ASSETS:

                           Past due over 90 days              Nonaccruals
                           ----------------------------------------------------
                           Mar. 31      Dec. 31          Mar. 31        Dec. 31
                              1996         1995             1996           1995
- - - -------------------------------------------------------------------------------
Real Estate loans           $5,000       $5,000       $  591,000     $  620,000
Commercial loans                 -            -          351,000        404,000
Consumer loans                   -            -            1,000          1,000
Leasing                      2,000        2,000                -              -
Other Real Estate Owned          -            -          451,000        601,000
- - - -------------------------------------------------------------------------------
   Total                    $7,000       $7,000       $1,394,000     $1,626,000
- - - -------------------------------------------------------------------------------


NOTE 2 - ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED:

Transactions in the allowance for credit losses were as follows:

                                                         Mar. 31        Dec. 31
                                                            1996           1995
- - - -------------------------------------------------------------------------------
Balance, January 1                                    $2,282,000     $2,033,000
Provision charged to operations                          105,000        830,000
Recoveries                                                27,000        116,000
- - - -------------------------------------------------------------------------------
                                                       2,414,000      2,979,000
Less: Loans charged off                                   95,000        697,000
- - - -------------------------------------------------------------------------------
   Balance                                            $2,319,000     $2,282,000
===============================================================================

Transactions in the allowance for other real estate owned were as follows:

                                                         Mar. 31        Dec. 31
                                                            1996           1995
- - - -------------------------------------------------------------------------------
Balance, January 1                                       $83,000       $135,000
Provision charged to operations                                -         96,000
- - - -------------------------------------------------------------------------------
                                                          83,000        231,000
Less: OREO reserves recovered                                  -              -
Less: OREO reserves charged off                            4,000        148,000
- - - -------------------------------------------------------------------------------
   Balance                                               $79,000       $ 83,000
===============================================================================

NOTE 3 - ASSET QUALITY RATIOS

                                                         Mar. 31        Dec. 31
                                                            1996           1995
- - - --------------------------------------------------------------------------------
Nonperforming loans to total loans                          0.72%          0.80%
Nonperforming assets to total assets                        0.40%          0.48%
Loan loss allowance to nonperforming loans                244.10%        221.55%
Loan loss and OREO allowance to nonperforming assets      162.03%        137.98%

ITEM 2 - MANAGEMENT'S ANALYSIS OF FINANCIAL OPERATIONS
MARCH 31, 1996 VS. DECEMBER 31, 1995

ASSETS

Total Assets on March 31, 1996, were $369,387,000 compared to $359,924,000 at year-end 1995, an increase of $9,463,000 or 3%. Investment securities grew 2%, or $3,740,000 from December 31, 1995, and were invested primarily in U.S. Government agencies, the majority with three to six month call options.

Loan demand improved modestly during the first quarter with the loan portfolio at March 31, 1996 at $131,519,000, compared to $128,870,000 at December 31,
1995, an increase of 2%. The quality of the Company's loan portfolio continues to be solid with non-performing loans dropping to $950,000, or 0.72% of total loans at March 31, 1996 compared to $1,032,000, or 0.80%, at December 31, 1995.

Other Real Estate Owned (OREO) decreased 25%, or $150,000, from year-end 1995. During the first quarter, the Company sold one property for a net loss of $5,000 but made no additions to OREO. The remaining four properties held in OREO total $401,000 and represent only 0.1% of total assets.

LIABILITIES

Deposits grew $9,373,000, or 3%, during the first quarter of 1996. Interest bearing accounts grew $13,955,000, or 6%, while noninterest bearing accounts declined $4,582,000. Balances in Time Certificates of deposits remained constant with money market accounts contributing most of the growth in interest bearing deposits.

CAPITAL AND LIQUIDITY

On January 30, 1996, the Board of Directors approved a five-for-four stock split that was paid to shareholders March 15, 1996.

Management is not only committed to maintaining capital at a level sufficient to assure stockholders, customers and regulators that the Company is financially sound, but to also provide for planned growth and expansion. The company's capital position remains strong, and continues to meet the requirements set by the FDIC for a well capitalized bank. Capital ratios at the end of the first quarter remained virtually unchanged from year-end 1995. Risk based capital at March 31, 1996 was 15.3% compared to 15.4% at December 31, 1995. Tier 1 (core capital) ratio was 16.5% at quarter-end versus 16.6% at year-end, with the leverage ratio (tier 1 capital to quarterly average assets) at 8.3% at March 31, 1996 compared to 8.4% at December 31, 1995.

The company manages its liquidity position through continuous monitoring of profitability trends, asset quality and maturity schedules of earning assets and supporting liabilities. The company's liquid assets include cash and demand balances due from banks, federal funds sold and investment securities available for sale. Liquid assets represented approximately 26% of the Company's total assets at March 31, 1996 giving the Company an adequate liquidity to handle increased loan demand and short-term liability fluctuations.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996  VS. MARCH 31, 1995.

Income for the first quarter of 1996 was the second highest first quarter result in the Company's history, at $770,000. This compares to the Company's historically best first quarter of $980,000 earned last year. Net income per share, after adjusting for the five-for-four stock split, was $0.22 for the first quarter 1996 compared to $0.29 for the same period of 1995. Book value per share increased to $8.74 at March 31, 1996, versus $7.70 for March 31, 1995.

The net interest margin declined to 5.19% compared to 5.38% during last years first quarter, causing a drop in net interest income of $566,000. Increased deposit rates (to meet market competition), coupled with higher interest bearing deposit balances and a changing mix of deposits increased interest expense $431,000, or 27%, over the same period last year. At the same time interest rates in the bank's loan portfolio declined due to two prime rate drops in late December 1995 and February 1996. Yields on the investment portfolio also declined compared to the prior year's first quarter. The loan loss provision for the first quarter 1996 decreased $115,000, or 52%, from the amount provided in the first quarter of 1995.

Noninterest income increased 7%, or $65,000, over last year. This improvement resulted from increased service charge income generated from a larger deposit base and a concerted effort in the collection of all charges due.

Noninterest expenses were properly managed, decreasing $31,000, or 1% from the same period last year. FDIC insurance premiums declined substantially from $188,000 in the first quarter of 1995 to $1,000 in the first quarter 1996. The Company pays the minimum semi-annual assessment for a well capitalized bank. Increases in salaries and employee benefits as well as furniture, fixtures and equipment corresponds to the addition of our newest office in Camarillo. Net occupancy expense and furniture, fixtures and equipment will be further impacted by the relocation of our San Fernando branch office in June 1996, the future Valencia office, and the ongoing upgrading of computer equipment in other offices.

We have received regulatory approval for our twelfth branch office in Valencia. We anticipate opening this office in a temporary location in June 1996. With the addition of this office we will have two full service banking facilities in the Santa Clarita Valley area.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TRANSWORLD BANCORP AND SUBSIDIARY

(a)      Annual meeting of stockholders was held on April 23, 1996

(b)      N/A

(c)      Matters voted upon were:

1. Election of Directors               VOTES CAST                  WITHHOLD
                                          FOR                      AUTHORITY
                                       -------------------------------------
Louis Galen                            2,538,830                     9,044
David Hender                           2,542,692                     5,182
Douglas Bernards                       2,538,830                     9,044
Alvin H. Blaine                        2,542,618                     5,256
Helene V. Galen                        2,542,570                     5,304
Timothy Harris                         2,542,692                     5,182
Warren Kingsley                        2,542,618                     5,256
Ralph E. Phillips                      2,542,680                     5,194

2. Ratification of the selection of Deloitte & Touche as the company's independent auditors.

VOTES CAST                           VOTES CAST
   FOR                                AGAINST                    ABSTAIN
- - - ------------------------------------------------------------------------
 2,532,361                             3,803                      11,710

ITEM 5 - OTHER INCOME

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A.  FURNISH THE EXHIBITS REQUIRED BY ITEM 601 OF REGULATION 8-K

         (27). Financial Data Schedule

         B.  REPORTS ON FORM 8-K
                         None

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSWORLD BANCORP

Date: May 14, 1996                               By:  Diane M. Auten
     ------------------------------------             ---------------
                                                       Diane M. Auten
                                                       Controller


Date: May 14, 1996                               By:  David H. Hender
     ------------------------------------             ---------------
                                                       David H. Hender
                                                       Chief Executive Officer