Form 10-Q
period 1996-06-30
TRANSWORLD BANCORP
filed 1996-08-14
CIK 700613

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                Commission File Number 0-10692


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 There were 3,451,465 shares of common stock outstanding as of August 9, 1996.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS
TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,            December 31,
(Unaudited)                                                                             1996                  1995
- ----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $  31,940,000          $  23,878,000
Federal funds sold                                                                   32,000,000             35,000,000
Investment securities held to maturity (approximate market
  value:  1996-$142,249,000; 1995-$141,864,000;):                                   143,235,000            141,184,000
Investment securities available for sale, at market value                            35,694,000             23,157,000
- ----------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                    178,929,000            164,341,000
  Loans and leases                                                                  132,482,000            128,870,000
  Less allowance for credit losses                                                    2,389,000              2,282,000
- ----------------------------------------------------------------------------------------------------------------------
     Net loans and leases                                                           130,093,000            126,588,000
Premises and equipment, net                                                           4,368,000              3,695,000
Other real estate owned, net                                                            451,000                601,000
Other assets                                                                          8,183,000              5,821,000
- ----------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                  $385,964,000           $359,924,000
======================================================================================================================

LIABILITIES
Deposits:
  Noninterest bearing                                                             $108,728,000             102,794,000
  Interest bearing                                                                 237,753,000             215,901,000
- ----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                346,481,000             318,695,000
Securities sold under agreement to repurchase                                        3,272,000               7,839,000
Interest bearing demand notes issued to the U.S. Treasury                            3,255,000               2,186,000
Mortgage indebtedness and obligation under capital lease                               110,000                 113,000
Other liabilities                                                                    1,969,000               1,391,000
- ----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                355,087,000             330,224,000
STOCKHOLDERS' EQUITY
Common stock, no par value: authorized 6,000,000 shares;
  3,451,465 shares issued and out-standing in TransWorld
  Bancorp in 1996 and 1995                                                           8,030,000               8,030,000
Surplus                                                                              2,926,000               2,926,000
Retained earnings                                                                   20,313,000              18,672,000
Unrealized gain/(loss) on securities (net of deferred taxes
  of $253,000 in 1996 and ($23,000) in 1995)                                          (392,000)                 72,000
- ----------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                        30,877,000              29,700,000
- ----------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $385,964,000            $359,924,000
======================================================================================================================





TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME


                                                                     Three Months Ending             Six Months Ending
                                                                          June 30                        June 30
(Unaudited)  ($ in thousands)                                        1996         1995               1996           1995
- ---------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                      $ 3,431        $ 3,356            $ 6,825        $  6,585
  Interest on state and municipal securities                          335            402                658             823
  Interest on other investment securities                           2,208          2,021              4,301           3,745
  Interest on Federal funds sold                                      427            949                815           1,908
- ---------------------------------------------------------------------------------------------------------------------------
     Total interest income                                          6,401          6,728             12,599          13,061
Interest expense:
  Interest on deposits                                              2,054          1,628              4,023           3,191
  Interest on short-term borrowings                                    52            417                127             467
- ---------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                         2,106          2,045              4,150           3,658
Net interest income                                                 4,295          4,683              8,449           9,403
  Provision for credit losses                                         130            225                235             445
- ---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses               4,165          4,458              8,214           8,958
Noninterest income:
  Service charges on deposit accounts                                 794            724              1,579           1,423
  Bankcard merchant income                                             37             34                 72              64
  Other operating income                                              290            224                496             456
- ---------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                     $ 1,121            982              2,147           1,943
Noninterest expense:
  Salaries and employee benefits                                    2,101          1,959              4,186           3,919
  Net occupancy expense                                               567            525              1,102           1,104
  Furniture, fixtures and equipment                                   309            314                638             628
  FDIC insurance costs                                                  1            188                  2             376
  Data processing                                                      65             54                124             103
  Other operating expense                                             874            810              1,733           1,619
- ---------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                      3,917          3,850              7,785           7,749
Income before income taxes                                          1,369          1,590              2,576           3,152
Income taxes                                                          499            608                936           1,190
- ---------------------------------------------------------------------------------------------------------------------------
  Net income                                                      $   870        $   982            $ 1,640        $  1,962
===========================================================================================================================
Net Income Per Share*                                             $  0.25        $  0.28            $  0.47        $   0.57
===========================================================================================================================
Book value per share*                                                                               $  8.95       $    8.00
Average shares outstanding*                                     3,451,465      3,450,250          3,451,465       3,444.755


*Adjusted to reflect the five-for-four split paid on March 15, 1996

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


Periods ended June 30,  (Unaudited)                                                          1996                   1995
- --------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                            $  1,640,000            $  1,962,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net amortization (accretion) of premium on investments                                151,000                 (74,000)
     Provision for credit losses                                                           235,000                 445,000
     Accretion of deferred loan fees and costs                                            (188,000)                (59,000)
     Loan origination costs capitalized                                                    (97,000)                (75,000)
     Depreciation and amortization                                                         311,000                 326,000
     (Increase) in accrued interest receivable                                            (250,000)               (438,000)
     Increase (decrease) in accrued interest payable                                       101,000                (205,000)
     Increase in current income taxes payable                                              359,000                  47,000
     Provision for OREO losses                                                                   -                  92,000
     Increase in other, net                                                                183,000                 185,000
- --------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                           2,445,000               2,616,000
Cash flows from investing activities:
     Proceeds from matured securities held to maturity                                  11,620,000              10,000,000
     Proceeds from matured securities available for sale                                 3,700,000              25,650,000
     Proceeds from calls and redemptions of securities
         held to maturity                                                               36,476,000               8,315,000
     Proceeds from calls and redemptions of securities
         available for sale                                                              6,650,000               1,000,000
     Purchase of securities held to maturity                                           (51,028,000)            (27,644,000)
     Purchase of securities available for sale                                         (22,663,000)            (24,919,000)
     Net (increase) decrease in loans                                                   (5,442,000)              1,756,000
     Proceeds from sale of SBA loans                                                     1,530,000               1,295,000
     Loan origination fees received                                                        445,000                 325,000
     Proceeds from sale of other real estate owned                                         145,000               1,375,000
     Purchase of premises and equipment                                                   (984,000)               (367,000)
     (Increase) decrease in other, net                                                  (2,112,000)                277,000
- --------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) investing activities:                                          (21,663,000)             (7,003,000)
Cash flows from financing activities:
     Net increase in noninterest bearing deposits                                        5,934,000               1,912,000
     Net increase in interest bearing deposits                                          21,852,000              19,181,000
     Net (decrease) increase in repurchase agreements                                   (4,567,000)             36,208,000
     Increase in interest bearing demand notes                                           1,069,000                 953,000
     (Decrease) in capital lease and mortgage indebtedness                                  (3,000)                (92,000)
     Dividends paid in lieu of fractional shares issued                                     (5,000)                      -
     Exercise of stock purchase plan options                                                     -                 209,000
- --------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                      24,280,000              20,009,000
- --------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                5,062,000              15,622,000
Cash and cash equivalents, beginning of year                                            58,878,000              85,541,000
Cash and cash equivalents, end of period                                              $ 63,940,000            $101,163,000
==========================================================================================================================

Supplemental disclosure of cash flows information:
Cash paid during the year:                                                                  1996                     1995
- --------------------------------------------------------------------------------------------------------------------------
  Interest                                                                            $  4,020,000            $  2,992,000
  Income taxes                                                                        $    574,000            $  1,340,000
- --------------------------------------------------------------------------------------------------------------------------
Non cash activities:
  Transfer from loans to other real estate owned                                      $          -            $    155,000
==========================================================================================================================

See notes to consolidated financial statements

NOTE 1 - NONPERFORMING ASSETS

PAST DUE AND NONACCRUING ASSETS:

                                                      Past due over 90 days                           Nonaccruals
                                    ---------------------------------------------------------------------------------------
                                         June 30                   Dec. 31                June 30                   Dec. 31
                                            1996                      1995                   1996                      1995
- ---------------------------------------------------------------------------------------------------------------------------
Real Estate loans                       $40,000                     $5,000               $  459,000              $  620,000
Commercial loans                              -                          -                  298,000                 404,000
Consumer loans                                -                          -                        -                   1,000
Leasing                                       -                      2,000                        -                       -
Other Real Estate Owned                       -                          -                  451,000                 601,000
- ---------------------------------------------------------------------------------------------------------------------------
  Total                                 $40,000                     $7,000               $1,208,000              $1,626,000
- ---------------------------------------------------------------------------------------------------------------------------



NOTE 2 - ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED:


Transactions in the allowance for credit losses were as follows:

                                                                                          June 30                  Dec. 31
                                                                                             1996                     1995
- ---------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                       $2,282,000              $2,033,000
Provision charged to operations                                                             235,000                 830,000
Recoveries                                                                                   38,000                 116,000
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                          2,555,000               2,979,000
Less: Loans charged off                                                                     166,000                 697,000
- ---------------------------------------------------------------------------------------------------------------------------
  Balance                                                                                $2,389,000              $2,282,000
===========================================================================================================================



Transactions in the allowance for other real estate owned were as follows:


                                                                                           June 30                   Dec. 31
                                                                                              1996                      1995
- -----------------------------------------------------------------------------------------------------------------------------

Balance, January 1                                                                          $83,000                 $135,000
Provision charged to operations                                                                   -                   96,000
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                             83,000                  231,000
Less: OREO reserves recovered                                                                    -                        -
Less: OREO reserves charged off                                                               4,000                  148,000
- ----------------------------------------------------------------------------------------------------------------------------
  Balance                                                                                   $79,000                 $ 83,000
============================================================================================================================



NOTE 3 - ASSET QUALITY RATIOS

                                                                                           June 30                   Dec. 31
                                                                                              1996                     1995
- -----------------------------------------------------------------------------------------------------------------------------

Nonperforming loans to total loans                                                            0.60%                    0.80%
Nonperforming assets to total assets                                                          0.34%                    0.48%
Loan loss allowance to nonperforming loans                                                  299.74%                  221.55%
Loan loss and OREO allowance to nonperforming assets                                        185.98%                  137.98%



ITEM 2 - MANAGEMENT'S ANALYSIS OF FINANCIAL OPERATIONS
JUNE  30, 1996 VS. DECEMBER  31, 1995

ASSETS

Assets continued to grow during the first half of 1996, gaining 7%, or
$26,040,000, to $385,964,000 at June 30, 1996.   The growth in assets was
primarily in the securities portfolio which increased 9%, or $14,588,000 from year-end 1995, the majority being invested in U.S. Government agency securities.

The loan portfolio grew 3% during the first half of 1996, increasing to $132,482,000 at June 30, 1996 compared to $128,870,000 at December 31, 1995.
Asset quality remained solid with non-performing loans decreasing during the first half of 1996 to $797,000, or 0.60% of total loans, compared to
$1,032,000, or 0.80% of total loans, at year-end 1995.   The reserve for credit
losses amounted to $2,389,000, or 1.80% of total loans at the end of the second quarter.

Other real estate owned (OREO) decreased 25%, or $150,000, from year-end 1995 with the sale of one property. No additions to OREO were made in the first half of the year; the remaining four properties held in OREO total $401,000, or 0.1% of total assets.

LIABILITIES

Deposits grew steadily during the first half of 1996 reaching $346,481,000 at June 30, 1996 versus $318,695,000 at December 31, 1995, an increase of $27,786,000, or 9%. The most significant contributor to the increased deposits was the new "Investors Money Market Account", which pays a higher yield (4.77% at June 30th) as long as the balance remains at $50,000 or above. Deposits in Investors Money Market Accounts as of June 30, 1996 were $27,948,000.

CAPITAL AND LIQUIDITY

The Company continues to enjoy a strong capital position, which continues to meet and exceed current regulatory requirements. Capital ratios at the end of the second quarter remain virtually unchanged from year-end 1995. Risk-based capital at June 30, 1996 was 15.5% compared to 15.4% at December 31, 1995.
Tier 1 (core capital) was 16.7% at quarter-end versus 16.6% at year-end, with the leverage ratio (Tier 1 capital to quarterly average assets) at 8.3% at June 30, 1996 compared to 8.4% at December 31, 1995.

The objective of liquidity management is to maintain cash flow adequate for funding the Company's operations and to meet obligations on a timely and cost effective basis. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality and maturity and repricing schedules of earning assets and supporting liabilities. The Company's liquid assets include cash and demand balances due from banks, federal funds sold and investment securities available for sale. Liquid assets at June 30, 1996 were $99,634,000, or 26% of total assets giving the Company more than adequate funds to increase the loan portfolio and handle any short term liability fluctuations.

OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 VS. JUNE 30, 1995.

Second quarter earnings were $870,000, up from $770,000 earned in the first quarter of 1996 and down from a record $982,000 earned in the second quarter of 1995. Second quarter per share earnings were $0.25 versus $0.22 in this year's first quarter and $0.28 in last year's second quarter.

The net interest margin declined to 5.18% from 5.35% in the same quarter last year, causing a drop in net interest income of $293,000. The new Investors Money Market account, coupled with higher levels of other interest bearing deposits increased interest expense $61,000 over the second quarter last year. Two prime rate drops in late 1995 and early 1996 lowered the yield on interest earning assets compared to the prior year second quarter.

Noninterest income increased $139,000, or 14%, over the same period last year. Service charges on deposits rose 10% ,or $70,000, compared to the second quarter last year. Other income improved during the second quarter with increased investment and insurance sales commissions, up $4,000, and a gain on the sale of leased equipment of $15,000.

Noninterest expenses rose a modest 2%, or 67,000, over the second quarter of 1995. A reduction in FDIC insurance premiums partially offset a 6% increase in salaries, occupancy, and furniture fixtures and equipment costs compared to the same period last year.


OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30,1996 VS. JUNE 30, 1995.


Operating earnings for the six months ended June 30, 1996 were $1,640,000, down from the $1,962,000 earned for the same period in 1995. Earnings per share were $0.47 for the first six months compared to $0.57 in 1995. Book value per share increased $0.95 to $8.95 in 1996.

The net interest margin was reduced during the first half by the rising interest costs on deposits and prime interest rate drops in late December of 1995 and February of 1996. Net interest income after the provision for credit losses for the first half was $8,214,000 versus $8,958,000 in 1995.

Noninterest Income increased 10%, or $204,000, over last years first half. Our larger business checking deposit base resulted in increased service charge income, up $156,000, or 11%, from 1995.

With careful management of expenses, and the decreased FDIC insurance expense, we were able to keep expenses in line with 1995. Salaries and employee benefits were up 7% over last year due to the addition of our Camarillo office in May, 1995 and our Valencia office which opened in June, 1996. Net occupancy expense and furniture fixtures and equipment will increase during the second half of 1996 as a result of (1.) Our new Valencia office, (2.) The recent relocation, after 35 years, of our San Fernando office to new quarters and (3.) The ongoing upgrading of computer equipment through out the Company.

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

                               TRANSWORLD BANCORP



Date:  August 12, 1996                       By:  Howard J. Stanke
       --------------------------                 ----------------------------
                                                  Howard J. Stanke
                                                  Chief Financial Officer


Date:  August 12, 1996                       By:  Diane M. Auten
       --------------------------                 -----------------------------
                                                  Diane M. Auten
                                                  Controller