Form 10-Q
period 1996-09-30
TRANSWORLD BANCORP
filed 1996-11-14
CIK 700613

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended September 30, 1996                       Commission File Number 0-10692


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


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No __ __.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 3,451,715 shares of common stock outstanding as of November 12, 1996.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,            December 31,
(Unaudited)                                                                           1996                      1995
                                                                                 --------------            -------------

ASSETS
Cash and due from banks                                                          $  28,263,000             $ 23,878,000
Federal funds sold                                                                  20,000,000               35,000,000
Investment securities held to maturity (approximate market
  value:  1996-$142,564,000; 1995-$151,931,000;):                                  143,179,000              141,184,000
Investment securities available for sale, at market value                           36,388,000               23,157,000
                                                                                 -------------             ------------
   Total investment securities                                                     179,567,000              164,341,000

Loans and leases                                                                   136,426,000              128,870,000
Less allowance for credit losses                                                     2,395,000                2,282,000
                                                                                 -------------             ------------
   Net loans and leases                                                            134,031,000              126,588,000
Premises and equipment, net                                                          5,099,000                3,695,000
Other real estate owned, net                                                           840,000                  601,000
Other assets                                                                         7,488,000                5,821,000
                                                                                  ------------             ------------
   TOTAL ASSETS                                                                   $375,288,000             $359,924,000
                                                                                  ============             ------------

LIABILITIES
Deposits:
  Noninterest bearing                                                             $109,850,000              102,794,000
  Interest bearing                                                                 227,926,000              215,901,000
                                                                                  ------------             ------------
   Total deposits                                                                  337,776,000              318,695,000

Securities sold under agreement to repurchase                                                -                7,839,000
Interest bearing demand notes issued to the U.S. Treasury                            3,410,000                2,186,000
Mortgage indebtedness and obligation under capital lease                               207,000                  113,000
Other liabilities                                                                    1,688,000                1,391,000
                                                                                  ------------             ------------
   Total liabilities                                                               343,081,000              330,224,000

STOCKHOLDERS' EQUITY
Common stock, no par value: authorized 6,000,000 shares;
  3,451,465 shares issued and out-standing in TransWorld
  Bancorp in 1996 and 1995                                                           8,030,000                8,030,000
Surplus                                                                              2,926,000                2,926,000
Retained earnings                                                                   21,463,000               18,672,000
Unrealized gain/(loss) on securities (net of deferred taxes
  of $236,000 in 1996 and ($25,000) in 1995)                                          (212,000)                  72,000
                                                                                  ------------             ------------
   Total stockholders' equity                                                       32,207,000               29,700,000
                                                                                  ------------             ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $375,288,000             $359,924,000
                                                                                  ============             ============


TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months Ending      Nine Months Ending
                                                                          September 30            September 30
(Unaudited)  ($ in thousands)                                          1996        1995          1996       1995
                                                                     --------------------     --------------------
Interest income:
  Interest and fees on loans                                         $ 3,460     $ 3,364       $10,285   $  9,949
  Interest on state and municipal securities                             332         325           990      1,148
  Interest on other investment securities                              2,381       2,147         6,682      5,892
  Interest on Federal funds sold                                         447       1,064         1,262      2,972
                                                                     -------     -------       -------   --------
    Total interest income                                              6,620       6,900        19,219     19,961
Interest expense:
  Interest on deposits                                                 2,156       1,744         6,179      4,935
  Interest on short-term borrowings                                       53         527           180        994
                                                                     -------     -------       -------   --------
    Total interest expense                                             2,209       2,271         6,359      5,929

Net interest income                                                    4,411       4,629        12,860     14,032
  Provision for credit losses                                            110         220           345        665
                                                                     -------     -------       -------   --------
Net interest income after provision for credit losses                  4,301       4,409        12,515     13,367
Noninterest income:
  Service charges on deposit accounts                                    813         725         2,392      2,148
  Bankcard merchant income                                                33          34           105         98
  Gain on sale of securities                                               1          51             1         51
  Other operating income                                                 694         242         1,190        698
                                                                     -------     -------       -------   --------
    Total noninterest income                                           1,541       1,052         3,688      2,995

Noninterest expense:
  Salaries and employee benefits                                       2,100       1,978         6,286      5,897
  Net occupancy expense                                                  596         554         1,698      1,658
  Furniture, fixtures and equipment                                      398         317         1,036        945
  FDIC insurance costs                                                     0        (24)             2        352
  Data processing                                                         64          50           188        153
  Other operating expense                                                846         820         2,579      2,439
                                                                     -------     -------       -------   --------
    Total noninterest expense                                          4,004       3,695        11,789     11,444

Income before income taxes                                             1,838       1,766         4,414      4,918
Income taxes                                                             687         671         1,623      1,861
                                                                     -------     -------       -------   --------
  Net income                                                         $ 1,151     $ 1,095       $ 2,791   $  3,057
                                                                     =======     =======       =======   ========
Net Income Per Share*                                                $  0.33     $  0.32       $  0.81   $   0.89
                                                                     =======     =======       =======   ========
Book value per share*                                                                          $  9.33   $   8.32
Average shares outstanding*                                        3,451,465   3,451,067     3,451,465  3,446,882


*Adjusted to reflect the five-for-four split paid on March 15, 1996

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Periods ended September 30,  (Unaudited)                                          1996             1995
                                                                            -------------    -------------
Cash flows from operating activities:
Net Income                                                                   $  2,791,000     $  3,057,000
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Net amortization (accretion) of premium on investments                         218,000          (49,000)
   Provision for credit losses                                                    345,000          665,000
   Accretion of deferred loan fees and costs                                     (279,000)        (151,000)
   Loan origination costs capitalized                                            (140,000)        (120,000)
   Depreciation and amortization                                                  455,000          477,000
   (Increase) in accrued interest receivable                                     (213,000)        (472,000)
   (Decrease) increase in accrued interest payable                                (89,000)         287,000
   Decrease (increase) in current income taxes payable                            335,000         (132,000)
   Provision for OREO losses                                                            -           92,000
   Increase in other, net                                                         115,000          296,000
                                                                             ------------     ------------
   Net cash provided by operating activities                                    3,538,000        3,950,000
Cash flows from investing activities:
   Proceeds from matured securities held to maturity                           28,169,000       23,638,000
   Proceeds from matured securities available for sale                          5,200,000       28,650,000
   Proceeds from calls and redemptions of securities
     held to maturity                                                          38,950,000       19,984,000
   Proceeds from calls and redemptions of securities
     available for sale                                                         6,650,000        6,000,000
   Proceeds from sale of securities available for sale                                  -          498,000
   Purchase of securities held to maturity                                    (70,090,000)     (60,960,000)
   Purchase of securities available for sale                                  (24,663,000)     (32,936,000)
   Net increase in loans                                                      (10,197,000)      (4,506,000)
   Proceeds from sale of SBA loans                                              1,663,000        2,384,000
   Loan origination fees received                                                 653,000          481,000
   Proceeds from sale of other real estate owned                                  267,000        1,375,000
   Purchase of premises and equipment                                          (1,859,000)        (686,000)
   Increase in other, net                                                      (1,451,000)         (78,000)
                                                                             ------------     ------------
   Net cash (used in) investing activities:                                   (26,708,000)     (16,156,000)
Cash flows from financing activities:
   Net increase (decrease) in noninterest bearing deposits                      7,056,000       (3,174,000)
   Net increase (decrease) in interest bearing deposits                        12,025,000      (24,827,000)
   Net (decrease) increase in repurchase agreements                            (7,839,000)      33,789,000
   Increase in interest bearing demand notes                                    1,224,000        1,176,000
   Increase (decrease) in capital lease and
     mortgage indebtedness                                                         94,000          (94,000)
   Dividends paid in lieu of fractional shares issued                              (5,000)               -
   Exercise of stock purchase plan options                                              -          217,000
                                                                             ------------     ------------
   Net cash provided by financing activities                                   12,555,000        7,087,000
                                                                             ------------     ------------
Net increase in cash and cash equivalents                                     (10,615,000)      (5,119,000)
Cash and cash equivalents, beginning of year                                   58,878,000       85,541,000
Cash and cash equivalents, end of period                                     $ 48,263,000     $ 80,422,000
                                                                             ============     ============

Supplemental disclosure of cash flows information:
Cash paid during the year:                                                        1996            1995
                                                                            --------------  --------------
  Interest                                                                  $   6,285,000   $   4,658,000
  Income taxes                                                              $   1,276,000   $   2,210,000
Non cash activities:                                                        -------------   -------------

  Transfer from loans to other real estate owned                            $     512,000   $     155,000
                                                                            =============   =============

                 See notes to consolidated financial statements

NOTE 1 - NONPERFORMING ASSETS

PAST DUE AND NONACCRUING ASSETS:

                                             Past due over 90 days               Nonaccruals
                                          -------------------------      ----------------------------
                                             Sept 30       Dec. 31          Sept 30         Dec. 31
                                              1996          1995              1996           1995
                                          -----------   -----------       -----------    ------------
Real Estate loans                         $  726,000    $     5,000       $   249,000    $   620,000
Commercial loans                                   -              -           207,000        404,000
Consumer loans                                     -              -             1,000          1,000
Leasing                                            -          2,000                 -              -
Other Real Estate Owned                            -              -           840,000        601,000
                                          ----------    -----------       -----------    -----------
Total                                     $  726,000    $     7,000       $ 1,297,000     $1,626,000
                                          ==========    ===========       ===========    ===========



NOTE 2 - ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED:


Transactions in the allowance for credit losses were as follows:

                                                                              Sept 30        Dec. 31
                                                                                1996          1995
                                                                            ----------     ----------
Balance, January 1                                                          $2,282,000     $2,033,000
Provision charged to operations                                                345,000        830,000
Recoveries                                                                      43,000        116,000
                                                                            ----------     ----------
                                                                             2,670,000      2,979,000
Less: Loans charged off                                                        275,000        697,000
                                                                            ----------     ----------
  Balance                                                                   $2,395,000     $2,282,000
                                                                            ==========     ==========



Transactions in the allowance for other real estate owned were as follows:

                                                                             Sept 30       Dec. 31
                                                                               1996          1995
                                                                          ------------   -----------
Balance, January 1                                                        $     83,000   $   135,000
Provision charged to operations                                                      -        96,000
                                                                          ------------   -----------
                                                                                83,000       231,000
Less: OREO reserves recovered                                                        -             -
Less: OREO reserves charged off                                                  4,000       148,000
                                                                          ------------   -----------
Balance                                                                   $     79,000   $    83,000
                                                                          ============   ===========



NOTE 3 - ASSET QUALITY RATIOS

                                                                              Sept 30        Dec. 31
                                                                                1996           1995
                                                                              -------        -------
Nonperforming loans to total loans                                               0.87%         0.80%
Nonperforming assets to total assets                                             0.56%         0.48%
Loan loss allowance to nonperforming loans                                     202.45%       221.55%
Loan loss and OREO allowance to nonperforming assets                           117.70%       137.98%

ITEM 2 - MANAGEMENT'S ANALYSIS OF FINANCIAL OPERATIONS
SEPTEMBER  30, 1996 VS. DECEMBER  31, 1995

ASSETS


Assets grew $15,364,000, or 4%, to $375,288,000 during the first three quarters of 1996. The funds were invested primarily in U.S. Government agency securities which increased by $9,751,000, or 8%, since year-end 1995. The yield on agency securities has increased from 5.95% at year-end to 6.42% in September 1996.

The bank grew the loan portfolio $7,556,000, or 6%, to $136,426,000 compared to $128,870,000 at December 31, 1995, while maintaining high asset quality. Non-performing loans totaled $1,182,000, or 0.87%, of total loans at September 30, 1996 compared to $1,032,000, or 0.80%, of total loans, at year-end 1995. The reserve for credit losses amounted to $2,395,000, or 1.76% of total loans at the end of the third quarter.


Other real estate owned (OREO) totaled $840,000, or 0.22%, of total assets at the end of the third quarter compared to $601,000, or 0.17%, at year-end 1995. Two sales of OREO were recorded during the third quarter with a net loss of $6,000. A third sale, at book value, was recorded shortly after the close of the third quarter. The remaining four properties in OREO, after recording this latest sale, total $677,000.


LIABILITIES


Deposits grew steadily during the first three quarters of 1996 reaching $337,776,000 at September 30, 1996 versus $318,695,000 at December 31, 1995, an increase of $19,081,000, or 6%. The increase in deposits is primarily attributable to the introduction of our "Investors Money Market Account" which was introduced in early 1996.


CAPITAL AND LIQUIDITY


The Company continues to maintain a strong capital position, which meets and exceeds current regulatory requirements. Capital ratios at the end of the second quarter remain virtually unchanged from year-end 1995. Risk-based capital at September 30, 1996 was 16.5% compared to 16.6% at December 31, 1995. Tier 1 (core capital) was 15.3% at quarter-end versus 15.4% at year-end, with the leverage ratio (Tier 1 capital to quarterly average assets) at 8.2% at September 30, 1996 compared to 8.4% at December 31, 1995.

The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality and maturity and the repricing schedules of our earning assets and supporting liabilities. Liquid assets include cash and demand balances due from banks, federal funds sold and investment securities available for sale. At September 30, 1996 liquid assets were $84,651,000, or 23%, of total assets giving the Company adequate funds to increase the loan portfolio and handle liability fluctuations.

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995.


Record earnings of $1,151,000 were posted in the third quarter of 1996. Earnings were up 5% from the $1,095,000 earned in the third quarter 1995. During this year's third quarter the Company recorded an after tax gain of $241,000 from an insurance settlement related to the fire loss at our North Hollywood office. Third quarter 1995 earnings also included a one time after tax gain of $117,000 resulting from an FDIC premium rebate. Per share earnings were $0.33 compared to $0.32 in the prior year.


The net interest margin for the third quarter was 5.32%, up from 5.18% in the second quarter 1996. The margin in the third quarter of 1995 was 5.38%. Net interest income, after provision for credit losses, for the three months ended September 30, 1996 was $4,301,000 compared to $4,409,000 for the same period last year. Net interest income was down primarily due to lower interest rates on loans compared to 1995.


Noninterest income increased $489,000, or 46%, over the same period last year. Included in this year's third quarter was the gain of $412,000 from the insurance settlement for the fire loss at our North Hollywood office. Service charges on deposits rose 12%, or $88,000, compared to the third quarter last year. Last year's third quarter also included a net gain of $51,000 on securities called or sold.

Noninterest expenses rose 8%, or $309,000, over the third quarter of 1995. Salaries increased 6% and net occupancy expenses were up 8%. Furniture, fixtures and equipment rose 25% over the same period last year as a result of the addition of our Valencia office, relocating our San Fernando office and the continued upgrading of the Company's computer system during 1996. Third quarter 1995 noninterest expenses were reduced by the FDIC premium rebate mentioned above.


OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996 VS.
SEPTEMBER 30, 1995

Operating earnings for the nine months ended September 30, 1996 were $2,791,000 down 8% from the $3,057,000 earned for the same period in 1995. Earnings per share were $0.81 for the first nine months versus $0.89 for the prior year. Book value per share increased $1.01 to $9.33 in 1996.


The net interest margin was reduced during the first nine months by the rising interest costs on time deposits and prime interest rate drops in late December of 1995 and February of 1996. Net interest income after the provision for credit losses for the nine months ended September 30, 1996 was $12,515,000 versus $13,367,000 in 1995.

Noninterest income increased 23%, or $693,000, over last year, which includes the insurance settlement related to the North Hollywood office fire. Our larger deposit base resulted in increased service charge income, up $244,000, or 11%, from 1995.

Continued careful management of expenses, and decreased FDIC insurance expense, enabled us to hold expenses to a 3% increase over 1995. Salaries and employee benefits were up 7%, or $389,000 over last year due to the addition of our Camarillo office in May, 1995 and our Valencia office in June, 1996. Net occupancy expenses rose 2% over last year with the addition of our Valencia office. The 10% increase over last year in furniture, fixtures and equipment is a result of the computer upgrading during 1996, new furniture and fixtures expense associated with the relocation of our San Fernando Office, and temporary location costs for North Hollywood.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996 VS.
SEPTEMBER 30, 1995 (CONTINUED).


As announced to our shareholders November 4, 1996, TransWorld Bancorp has entered into a definitive agreement whereby Glendale Federal Bank will acquire TransWorld Bancorp and its principal subsidiary, TransWorld Bank. Under terms of the agreement, shareholders will receive $18.25 per share, equivalent to
1.96 times TransWorld's book value on September 30, 1996. The agreement is subject to shareholder and regulatory approval and should be completed by early in the second quarter of 1997. When completed TransWorld's operations will be merged into Glendale Federal.

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

                               TRANSWORLD BANCORP


Date:  October 12, 1996                           By: /s/ David H. Hender
                                                     ----------------------
                                                          David H. Hender
                                                        Vice Chairman, CEO


Date:  October 12, 1996                           By: /s/ Howard J. Stanke
                                                     -----------------------
                                                          Howard J. Stanke
                                                     Chief Financial Officer