Form 10-K405
period 1996-12-31
TRANSWORLD BANCORP
filed 1997-03-28
CIK 700613

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1996
                         Commission File Number 0-10692


                               TRANSWORLD BANCORP
             (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                   95-3730637
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       identification No.)

15233 Ventura Boulevard
Sherman Oaks, California                                    91403
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code:  (818) 783-7501

Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange on
      Title of each class                            which registered
      -------------------                        ------------------------
      Common Stock                               NASDAQ (Over-the-Counter)



         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $36,667,206

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,451,965 shares of common stock as of March 14,1997.

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

         The Bank's customers consist principally of middle market businesses located in, and individuals who live or work in, Los Angeles and adjacent areas. The Bank emphasizes personal service in its marketing efforts directed to these customers. The Bank's operations are conducted through a system of ten banking offices in Los Angeles County and two offices in Ventura County. Its main office is in Sherman Oaks and branch offices are located in Canyon Country, Chatsworth, Granada Hills, North Hollywood, Pacoima, San Fernando, Woodland Hills, Northridge, Valencia, Thousand Oaks and Camarillo. All of the Bank's services are offered at each office. Presently, the Bancorp has no plans to go into any other of the permissible activities of a holding company.

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

Employees:
         At December 31, 1996, the Bank had 212 full-time and 36 part-time employees. Employees are provided with a wide variety of employment benefits. The Bank's employees are not represented by any union or other collective bargaining agent, and the Bank considers its relations with its employees to be excellent.

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

Supplemental Capital Adequacy Guidelines:

         The Federal Reserve Board and FDIC have established risk-based capital guidelines relating capital to different categories of assets and off-balance-sheet exposures. There are two categories of capital under the guidelines Tier I and Tier II. Tier I capital essentially includes common stockholders' equity. Tier II capital includes other capital components as well as the allowance for loan and lease losses (limited to 1.25% of risk-weighted assets). Assets and off-balance-sheet items are assigned to four weighted risk categories, with higher levels of capital being required for the categories perceived as representing a greater risk. Under current guidelines, the minimum risk-based capital ratio is 8% (of which at least 4% should be in the form of common stockholders' equity). An institution's risk-based capital can be determined by dividing its qualifying capital by its risk-weighted assets. The guidelines have made regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off-balance- sheet items into account when assessing capital adequacy, and minimize disincentives to holding liquid low-risk assets.

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

                                                                 December 31,
                                             Required         1996          1995
----------------------------------------------------------------------------------
Risk-based capital:
  Tier I                                        4.0%          16.66%         15.42%
  Tier II                                       8.0%          17.89%         16.62%
  Leverage ratio                                4.0%           8.86%          8.43%

STATISTICAL DISCLOSURE

I.  A & B  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY:
           INTEREST RATES AND INTEREST DIFFERENTIAL

(In thousands)                       1996                            1995                                1994
-----------------------------------------------------------------------------------------------------------------------------------
                                    Average                Yield/   Average                   Yield/    Average             Yield/
Assets                              Balance     Interest    Rate    Balance     Interest       Rate     Balance   Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
Loans and leases: (1)(2)
    Real Estate                    $ 50,382    $   5,245    10.4%   $ 50,646    $   5,520      10.9%   $ 53,528  $ 5,161      9.6%
    Commercial  (3)                  68,451        7,105    10.4      60,403        6,398      10.6      53,650    5,011      9.3
    Installment                      12,363        1,378    11.1      11,839        1,283      10.8      13,828    1,364      9.9
    Lease financing                     979           92     9.4       1,249          113       9.0         956       95      9.9
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans and leases      132,175       13,820    10.5     124,137       13,314      10.7     121,962   11,631      9.5

Investment securities: (3)
    Taxable                         153,397        9,519     6.2     145,181        8,748       6.0     110,572    5,817      5.3
    Non-taxable                      18,872        1,299     6.9      14,573        1,062       7.3      14,641    1,083      7.4
-----------------------------------------------------------------------------------------------------------------------------------
        Total securities            172,269       10,818     6.3     159,754        9,810       6.1     125,213    6,900      5.5

-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                   32,051        1,719     5.4      57,551        3,431       6.0      70,900    3,004      4.2
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets           $336,495    $  26,357     7.8%   $341,442    $  26,555       7.8%   $318,075  $21,535     6.8%
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks              27,577                           25,043                             25,743
Premises and equipment                4,339                            3,435                              3,557
Real estate owned                       596                              982                              2,153
Other non-earning assets              4,388                            2,610                              2,023
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                   $373,395                         $373,512                           $351,551
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Includes non-accrual loans
(2) Interest income includes loan fees of $205,000 in 1996, $178,000 in 1995 and $171,000 in 1994.
(3) Interest income and the average yield are presented on a fully taxable equivalent basis using a tax rate of 34%. The resulting tax equivalent adjustments are $446,000 in 1996, $367,000 in 1995 and $374,000 in 1994.

 (In thousands)                          1996                              1995                              1994
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'           Average               Yield/      Average                 Yield/    Average           Yield/
   EQUITY                              Balance   Interest      Rate       Balance    Interest      Rate     Balance   Interest Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities
   Deposits:
      Interest bearing demand         $ 26,898     $  270       1.0%     $ 30,070    $  301        1.0%    $ 33,179    $  333   1.0%
      Money market savings              64,342      2,261       3.5        67,741     1,956        2.9       80,043     2,003   2.5
      Regular savings                   46,095      1,093       2.4        50,462     1,164        2.3       53,865     1,144   2.1
      Time Deposits                     92,255      4,720       5.1        64,801     3,255        5.0       49,048     1,693   3.5
------------------------------------------------------------------------------------------------------------------------------------
        Total interest
          bearing deposits             229,590      8,344       3.6       213,074     6,676        3.1      216,135     5,173   2.4

   Securities sold under
      repurchase agreements              2,710         91       3.4        20,879       937        4.5          257         7   2.7

   Interest bearing demand
      notes issued to the
      U.S. Treasury                      2,317        101       4.4         2,760       131        4.7        2,748        91   3.3

   Mortgage indebtedness and
      obligation under capital
      lease                                151         26      17.2           230        37       16.1          260        41  15.8

   Other                                     0          0         0             0        11          0            0         0     0
------------------------------------------------------------------------------------------------------------------------------------

      Total interest bearing
        liabilities                   $234,768     $8,562      3.6%      $236,943    $7,792       3.3%     $219,400    $5,312   2.4%
------------------------------------------------------------------------------------------------------------------------------------
   Noninterest bearing demand
      deposits                         105,720                            107,484                           107,020

   Other noninterest bearing
      liabilities                        1,725                              1,484                             1,132
------------------------------------------------------------------------------------------------------------------------------------

   Stockholders' equity                 31,182                             27,601                            23,999
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
      stockholders' equity            $373,395                           $373,512                          $351,551
------------------------------------------------------------------------------------------------------------------------------------
   Net yield on earning assets                                 5.3%                               5.5%                          5.1%
------------------------------------------------------------------------------------------------------------------------------------

I.  C

The following table sets forth for the periods indicated a summary of the changes (increase (decrease)) in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                     Change 1996/1995                            Change 1995/1994
---------------------------------------------------------------------------------------------------------------------------
                                                                       Due to                                        Due to
                                             Total    Yield/Rate       Volume               Total   Yield/Rate       Volume
(in thousands)                                               (1)          (2)                               (1)          (2)
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and leases:
    Real estate                            $(  275)     $(  246)     $(   29)             $   359     $   637       $(  278)
    Commercial                                 707       (  145)         852                1,387         756           631
    Installment                                 95           38           57                (  81)        115        (  196)
    Lease financing                         (   21)           3       (   24)                  18      (   11)           29
---------------------------------------------------------------------------------------------------------------------------
       Total loans and leases                  506       (  350)         856                1,683       1,497           186

Investment securities
Taxable                                        771          276          495                2,931       1,110         1,821
Non-taxable                                    237       (   76)         313               (   21)     (   16)       (    5)
---------------------------------------------------------------------------------------------------------------------------
    Total investment securities              1,008          200          808                2,910       1,094         1,816

Federal funds sold                          (1,712)      (  192)     ( 1,520)                 427         993        (  566)
---------------------------------------------------------------------------------------------------------------------------
    Total interest income                  $(  198)     $(  342)      $  144              $ 5,020     $ 3,584       $ 1,436
===========================================================================================================================


 (1) Change in yield/rate multiplied by volume of current period, this includes changes in rate/volume (change in yield/rate multiplied by change in volume).

 (2) Changes in volume multiplied by yield/rate of prior period, this includes no changes in rate/volume.

                                                      Change 1996/1995                         Change 1995/1994
-----------------------------------------------------------------------------------------------------------------------
                                                                          Due to                                 Due to
                                               Total   Yield/Rate         Volume        Total    Yield/Rate      Volume
(in thousands)                                                 (1)            (2)                        (1)         (2)
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
    Interest bearing demand                  $(   31)    $     1        $(   32)       $(   32)    $(    1)     $(   31)
    Money market savings                         305         403         (   98)        (   47)        261       (  308)
    Regular savings                           (   71)         30         (  101)            20          92       (   72)
    Time Deposits                              1,465          86          1,379          1,562       1,018          544
-----------------------------------------------------------------------------------------------------------------------
        Total interest on deposits             1,668         520          1,148          1,503       1,370          133

Securities sold under repurchase
    agreements                                (  846)     (   31)        (  815)           930         368           562
Interest bearing demand notes
    issued to the U.S. Treasury               (   30)     (    9)        (   21)            40          40            0

Mortgage indebtedness and obligation
    under capital lease                       (   11)          2         (   13)        (    4)          1       (    5)

Other                                         (   11)          0              0             11           0            0
-----------------------------------------------------------------------------------------------------------------------
        Total interest expense                   770         482            299          2,480       1,779          690
-----------------------------------------------------------------------------------------------------------------------
Net interest income                          $(  968)    $(  824)       $(  155)       $ 2,540     $ 1,805        $ 746
=======================================================================================================================


(1) Change in yield/rate multiplied by volume of current period, this includes changes in rate/volume (change in yield/rate multiplied by change in volume).
(2) Changes in volume multiplied by yield/rate of prior period, this includes no changes in rate/volume.

II.  INVESTMENT PORTFOLIO

The carrying value of investment securities is presented below for each reported period:


                                                                            December 31
----------------------------------------------------------------------------------------
(in thousands)                                              1996       1995        1994
----------------------------------------------------------------------------------------
Investment securities held to maturity:
    U.S. Treasury securities                              $  4,986   $  2,988   $  2,997
    U.S. Government agencies and corporations              116,700    107,782     86,606
    U.S. Government agencies mortgage-backed securities      5,572      7,317      7,192
    Obligations of states and political subdivisions        21,251     23,097     32,112
    Corporate debt securities                                 --         --         --
    Equity securities                                         --         --         --
----------------------------------------------------------------------------------------
        Total investment securities held to maturity      $148,509   $141,184   $128,907
========================================================================================

Investment securities available for sale:
    U.S. Government agencies and corporations             $ 26,215   $ 11,655   $ 13,933
    Obligations of state and political subdivisions           --         --          253
    Corporate debt securities                                6,775      7,502      5,193
    Equity securities                                          300      4,000      4,000
----------------------------------------------------------------------------------------
        Total investment securities available for sale    $ 33,290   $ 23,157   $ 23,379
========================================================================================

The maturity distribution of investment securities at December 31, 1996 together with weighted average yields (effective yields weighted for scheduled maturities) for each range of maturity are presented below:

                                                          Within            After One but       After Five but         After
                                                         One Year         Within Five Years    Within Ten Years      Ten Years
(in thousands)                                       Amount     Yield      Amount     Yield     Amount   Yield     Amount   Yield
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity at cost:
    U.S. Treasury securities                         $ 1,996      5.99%    $ 2,990     6.33%      $ -       -%       $  -      -%
    U.S. Government agencies and
    corporations                                      98,015      6.11      18,685     6.31         -       -           -      -
    U.S. Government agencies mortgage-
    backed securities                                    725      5.81       4,690     6.69       157    8.07           -      -
    Obligations of states and political
    subdivisions                                       7,485      7.14      13,766     6.61         -       -           -      -
-----------------------------------------------------------------------------------------------------------------------------------
        Total investment securities
        held to maturity                            $108,221      6.18%    $40,131     6.46%     $157    8.07%
===================================================================================================================================

Investment securities available for sale at market value:

    U.S. Government agencies and corporations        $24,564      6.37%    $ 1,651     5.76%      $ -       -%     $    -      -%
    Corporate debt securities                          1,522      7.40       5,155     6.44         -       -          98   7.13
    Equity securities                                    300      5.65           -        -         -       -           -      -
-----------------------------------------------------------------------------------------------------------------------------------
        Total investment securities
        available for sale                           $26,386      6.42%    $ 6,806     6.27%      $ -       -%       $ 98   7.13%
===================================================================================================================================


* Yields on tax-exempt obligations computed on tax equivalent basis using the composite tax rate of 34%.

III.  LOAN AND LEASE PORTFOLIO


A. The carrying value for loans (before deductions of the reserve for loan losses) by major categories is presented below for the Registrant and the Bank at the end of each reported period:

                                                              December 31
(in thousands)                              1996        1995      1994       1993       1992
----------------------------------------------------------------------------------------------
Commercial, financial, and agricultural   $ 70,573   $ 66,209   $ 59,575   $ 54,872   $ 56,150
Real estate
   Mortgage                                 50,498     48,701     48,371     48,600     46,656
   Construction                              1,635      1,747      3,593      7,386      4,493
Installment                                 12,897     10,971     12,409     16,252     22,139
Lease financing                                920      1,242      1,261        786      1,149
----------------------------------------------------------------------------------------------
   Total loans and leases                 $136,523   $128,870   $125,209   $127,896   $130,587
==============================================================================================


B. The following table summarizes the maturity distribution of loans, net of unearned income of $208,000 and non-accrual loans of $282,000 (excluding installment loans, real estate mortgage loans and lease financing receivables) by interest rate structure at December 31, 1996:

                                                               After One but                  After
                                                             Within Five Years              Five Years
                                               Within       Fixed      Floating          Fixed    Floating
(in thousands)                                One Year      Rate          Rate           Rate       Rate         Total
----------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural       $62,253      $ 7,428       $   -          $ 610       $    -     $70,291
Real estate construction                        1,635            -           -              -            -       1,635
----------------------------------------------------------------------------------------------------------------------
Total                                         $63,888       $ 7,428      $   -          $ 610       $    -     $71,926
======================================================================================================================

C.  Risk Elements

1.  Non-accrual, Past Due and Restructured Loans

Following is a schedule of non-accrual, past due and restructured loans along with the associated interest income for the loans on non-accrual:


                                           1996                             1995                              1994
                         ----------------------------------- ---------------------------------- ---------------------------------
                                        Gross     Interest                 Gross    Interest                 Gross     Interest
                         Principal    Interest  Included In   Principal  Interest  Included In  Principal   Interest  Included In
(in thousands)             Amount      Income    Net Income    Amount     Income   Net Income    Amount     IncomeNet   Income
------------------------------------------------------------ ---------------------------------- ---------------------------------
Non-accrual loans          $1,594     $  172     $   84      $1,025       $  111      $  5       $1,123     $  202      $    28
Accruing loans past due
     90 days or more          284                                 5                                 456
Restructured loans              -                                 -                                   -
                           ------                            ------                              ------
Total non-performing
     loans                 $1,878                            $1,030                              $1,579
=================================================================================================================================


                                                              1993                               1992
                                               -----------------------------------  ----------------------------------
                                                             Gross      Interest                Gross       Interest
                                               Principal    Interest   Included In  Principal  Interest    Included In
(in thousands)                                  Amount      Income     Net Income    Amount     Income     Net Income
-----------------------------------------------------------------------------------  ---------------------------------
Non-accrual loans                                $1,033       $  82        $   21      $1,124    $   143     $   7
Accruing loans past due
     90 days or more                                432                                   679
Restructured loans                                    -                                     -
                                                 ------                                ------
Total non-performing
     loans                                       $1,465                                $1,803          _
======================================================================================================================

Management's general policy is to place a loan on non-accrual status when there is reasonable doubt as to the ability of the creditor to make repayment, with consideration given to any collateral.

2.  Potential Problem Loans
        None

3.  Foreign Outstandings
        None

4.  Loan Concentrations
        None

                                                                   1996        1995           1994         1993         1992
----------------------------------------------------------------------------------------------------------------------------
Non-performing loans to total loans                                1.38%        0.80%         1.26%        1.15%        1.38%
Non-performing assets to total assets                              0.78%        0.48%         1.01%        1.18%        1.64%
Loan loss allowance to non-performing loans                      130.35%      221.55%       128.75%      138.50%       78.54%
Loan loss and ORE allowance to non-performing assets              84.78%      137.98%        57.63%       57.36%       37.23%

IV.  SUMMARY OF CREDIT LOSS EXPERIENCE

A. The following summarizes the reserve for credit losses for the five years ended December 31, 1996:


(in thousands)                                          1996          1995        1994          1993      1992
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $2,282        $2,033      $2,029       $1,416     $1,505
Provision charged to operations                           430           830         921        1,711        745
Recoveries:
    Commercial, financial and agricultural                  5            29          22           31         29
    Real estate - construction                              -             -           -            -          -
    Real estate - mortgage                                  -             -          27            -          -
    Installment                                            42            86          52           77         25
    Lease financing                                         -             1           8            -          1
---------------------------------------------------------------------------------------------------------------
        Total recoveries                                   47           116         109          108         55

Charge-offs:
    Commercial, financial and agricultural                200           182         569          782        444
    Real estate - construction                              -             -           -            -          -
    Real estate - mortgage                                  -             4           -          120          -
    Installment                                           111           511         442          304        426
    Lease financing                                         -             -          15            -         19
---------------------------------------------------------------------------------------------------------------
        Total charge-offs                              (  311)       (  697)     (1,026)      (1,206)    (  889)
Net charge-offs                                        (  264)       (  581)     (  917)      (1,098)    (  834)

Balance at end of period                               $2,448        $2,282      $2,033       $2,029     $1,416
===============================================================================================================
Ratio of net charge-offs during the
    period to average loans outstanding                  0.20%         0.47%       0.75%        0.84%     0.62%
===============================================================================================================

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

December 31,                       1996              1995                1994             1993                 1992
-------------------------------------------------------------------------------------------------------------------------
                                  Percent           Percent             Percent          Percent               Percent
                                  of loans          of loans            of loans         of loans             of loans
                                  in each           in each             in each          in each              in each
                                  category          category            category         category             category
                                  to total          to total            to total         to total             to total
(in thousands)            Amount  loans     Amount  loans    Amount     loans   Amount   loans    Amount       loans
-------------------------------------------------------------------------------------------------------------------------
loans

Commercial, financial
     and agricultural     $1,056    52%    $1,070     51%    $  899       48%   $1,124     43%    $  910         43%
Real estate                1,038    38        785     39        874       41       488     44        303         39
Installment                  345     9        417      9        249       10       417     13        173         17
Lease financing                9     1         10      1         11        1         -      -         30          1
-------------------------------------------------------------------------------------------------------------------------

     Total reserve
     for credit losses    $2,448   100%    $2,282    100%    $2,033      100%   $2,029    100%    $1,416        100%
-------------------------------------------------------------------------------------------------------------------------

The 1996 loss expectations are based upon a review of historical loan charge-offs by category, a comparison of loan portfolio mix by category, and the Company's internal classifications. Changes in market conditions and the loan portfolio could cause an increase in actual losses.

V.   DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                               1996                    1995                    1994
----------------------------------------------------------------------------------------------------------
                                        AMOUNT       RATE        AMOUNT      RATE      AMOUNT         RATE
Noninterest bearing demand            $105,720       -          $107,484      -          $107,020     -
Interest bearing demand                 26,898       1.0%         30,070      1.0%         33,179     1.0%
Money market savings                    64,342       3.5%         67,741      2.9%         80,043     2.5%
Regular savings                         46,095       2.4%         50,462      2.3%         53,865     2.1%
Time deposits                           92,255       5.1%         64,801      5.0%         49,048     3.5%
----------------------------------------------------------------------------------------------------------
     Total deposits                   $335,310                  $320,558                 $323,155       _
==========================================================================================================


The following table sets forth, by time remaining to maturity, time certificates of deposit of $100,000 and over outstanding at December 31, 1996:

(in thousands)
Remaining Maturity of Time Certificates of Deposits

Three months or less                                         $24,279
Over three through six months                                  6,555
Over six through twelve months                                 8,296
Over twelve months                                               337
--------------------------------------------------------------------
    Total $100,000 time deposits                             $39,467
====================================================================



VI.  RETURN ON EQUITY AND ASSETS

                                                          1996     1995      1994
---------------------------------------------------------------------------------
Return on average total assets                              .99%    1.08%     .73%
Return on average equity                                  11.85%   14.53%   10.74%
Average stockholders' equity to average total assets       8.35%    7.40%    6.82%

ITEM 2 - PROPERTIES

The Bancorp's and Bank's administrative offices and the Bank's main banking office in Sherman Oaks, and branch offices in Camarillo, Chatsworth, Northridge, Granada Hills, North Hollywood, San Fernando, Thousand Oaks, Woodland Hills and a service center in Chatsworth are leased under long-term leases with expirations at various dates from 1996 through 2008. The Bank has renewal options under such leases, other than the lease for its Woodland Hills premises, ranging from 5 to 10 years. The Bank owns the land and buildings for its Pacoima and Canyon Country offices.

ITEM 3 - LEGAL PROCEEDINGS

The Bank is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the Bank's financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) A special meeting of Shareholders of TransWorld Bancorp was held on February 26, 1997.

(b) N/A

(c) Matters voted upon were:

        1. APPROVAL OF THE AGREEMENT AND PLAN OF MERGER

              To approve the Agreement and plan of Merger dated as of November 1, 1996 by and among the Company and Glendale Federal Bank, a Federal Savings Bank as described in the proxy statements dated January 22, 1997, Including, without limitation, the merger of a subsidiary of Glendale Federal with and into the Company, whereby each outstanding share of the Company's Common Stock would be converted into the right to receive $18.25 in cash, without interest.

                         FOR             AGAINST                  ABSTAIN

                   2,811,408             131,147                    3,841

        2.      OTHER BUSINESS



                         FOR             AGAINST                  ABSTAIN
                   2,755,509              75,677                   29,693


(d) N/A

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Bancorp's Common Stock trades on the NASDAQ stock market under the symbol TWBC. Daily quotations can be found in the Wall Street Journal and major newspapers.

The prices of the Bancorp's Common Stock ranged as follows:

                                                           1996                                                        1995
------------------------------------------------------------------------------------------------------------------------------
By Quarter           1st*         2nd          3rd          4th                  1st          2nd          3rd          4th
------------------------------------------------------------------------------------------------------------------------------
Price
    High            $15.75       $15.25        $14.88       $18.00              $20.25       $12.75       $13.75       $15.25
    Low             $11.88       $11.50        $13.38       $13.75              $ 9.63       $10.50       $12.50       $13.00
=============================================================================================================================

* A five-for-four split was paid March 15, 1996 to stockholders of record on February 23, 1996.

The Bancorp had approximately 1,633 stockholders of record as of December 31, 1996.

The following investment banking firms were making a market in the Bancorp's Common Stock at December 31, 1996:

                           Herzog, Heine, Geduld, Inc.
                              Hoefer & Arnett, Inc.
                                Sutro & Co., Inc.
                         Wedbush Morgan Securities, Inc.

Source:  National Association of Securities Dealers, Inc.

The Transfer Agent and Registrar is ChaseMellon Shareholder Services,
L.L.C.

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Five-year Financial Summary


                                                                              Year Ended December 31
(in thousands)                                     1996               1995               1994             1993              1992
--------------------------------------------------------------------------------------------------------------------------------
Interest income                               $  25,911          $  26,188          $  21,161        $  17,961         $  18,061
Interest expense                               (  8,562)          (  7,792)          (  5,312)        (  5,083)         (  5,762)
--------------------------------------------------------------------------------------------------------------------------------
     Net interest income                         17,349             18,396             15,849           12,878            12,299
Noninterest income                                4,791              4,088              3,878            4,823             4,606
Provision for credit
     losses                                    (    430)          (    830)          (    921)        (  1,711)        (     745)
Noninterest expense                            ( 15,915)          ( 15,195)          ( 14,856)        ( 14,462)        (  13,403)
--------------------------------------------------------------------------------------------------------------------------------
Income before income
     tax                                          5,795              6,459              3,950            1,528             2,757
Income tax                                     (  2,100)          (  2,448)          (  1,381)        (    337)         (    856)
--------------------------------------------------------------------------------------------------------------------------------
Income before accounting
     change                                       3,695              4,011              2,569            1,191             1,901
Cumulative affect of
     accounting change                                -                  -                  -              190                 -
--------------------------------------------------------------------------------------------------------------------------------
Net income                                    $   3,695          $   4,011          $   2,569        $   1,381         $   1,901
================================================================================================================================
Weighted average shares
     outstanding                              3,451,517          3,448,037          3,417,098        3,417,098         3,417,098
Net income per share
     before accounting
        change                                $    1.07          $    1.16           $   0.75        $    0.35          $   0.56
Cumulative effect of
     accounting change                                -                  -                  -             0.05                 -
--------------------------------------------------------------------------------------------------------------------------------
Net income per share                          $    1.07          $    1.16          $    0.75        $    0.40         $    0.56
================================================================================================================================
At Year End: (in thousands)
Total Assets                                  $ 379,516          $ 359,924          $ 371,152        $ 313,386         $ 251,218
Deposits                                      $ 341,921          $ 318,695          $ 341,585        $ 285,997         $ 224,018
Loans and Leases                              $ 136,523          $ 128,870          $ 125,209        $ 127,896         $ 130,587
Capital lease                                 $     205          $     113          $     120        $     125         $     129
Long term debt                                $       -          $       -          $       -        $       -         $       -
Stockholders' equity                          $  33,222          $  29,700          $  25,330        $  22,975         $  21,476
Shares outstanding                            3,451,715          3,451,462          3,417,098        3,417,098         3,417,098


The above summary of operations is not covered by the independent auditors' report. This summary should be used in conjunction with the consolidated financial statements and related footnotes included elsewhere in this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL HIGHLIGHTS OVERVIEW

     Earnings for 1996 were the second best in TransWorld Bancorp's history. Net income was $3,695,000, up 44% over 1994, although down 8% from the record performance of 1995. Book value continued to increase, ending 1996 at $9.62, up from $8.61 in 1995 and $7.41 in 1994. Return on equity was 11.9% compared to 14.5% in 1995 and 10.8% in 1994. Earnings per share were $1.07 compared to $1.16 in 1995 and $0.75 in 1994.

     Deposits increased 7% during the year to $341.9 million, reversing the downturn in 1995. Loans improved 6% during the year reaching $136.5 million compared to $128.9 million in 1995 and $125.2 million in 1994.

     The Company announced on November 4, 1996 that it had entered into an agreement whereby Glendale Federal Bank will acquire TransWorld Bancorp and its subsidiary, TransWorld Bank, in a cash transaction valued at $63.0 million, or $18.25 per share. Shareholders approved the transaction at a special meeting held on February 26, 1997. The transaction, which is still subject to regulatory approval, is expected to be completed during the second quarter of 1997.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income declined 6% from 1995 but gained 9% over 1994. The 1996 decrease came primarily from an increase in the cost of deposits, which were up 25% over 1995 and 61% over the level recorded in 1994. The higher cost of deposits was partially offset by increased interest income generated by the larger investment and loan portfolios. The increase in 1995 net interest income came from a shift of fed funds sold to higher yielding earning assets and increased yields in all earning asset categories.

     Interest and fees on loans improved by $506,000, or 4% over 1995 and $2,190,000, or 19% over 1994. This resulted from increased loan totals, not rate changes. Most of the Company's loans are tied to the prime rate, which has not changed since it decreased in February 1996. Interest earned on investment securities also improved due to the increased size of the portfolio and improvement in yields. The yield on the investment portfolio improved to 6.3% in 1996, from 6.1% in 1995 and 5.5% in 1994.

     Interest costs increased from 2.4% in 1994 to 3.3% in 1995 and to 3.6% in 1996. This came about as a result of changes in deposit mix and an increase in savings rates over the past two years. 1994 was a year of low interest rates as well as having a large account with up to $40 million in checking and low yielding money market accounts. These funds were moved in 1995 into repurchase agreements and then left the bank in October of 1995. The Bank replaced these funds over the next year with higher cost time deposits increasing the overall cost of interest bearing deposits from 3.1% in 1995 to 3.6% in 1996.

     PROVISION FOR CREDIT LOSSES

     The Company's credit loss provision has been declining since 1993, coinciding with improvements in the quality of the Company's loan portfolio and the California economy. The provision was $430,000 in 1996 compared to $830,000 in 1995 and $921,000 in 1994. Net charge-offs have been steadily decreasing from $917,000 in 1994 to $581,000 in 1995 to $264,000 in 1996. The Company has
maintained its reserve at a level consistent with the risks in the portfolio. Currently the level of reserves is at 1.79% of outstanding loans.

     Improvement in the Southern California economy has helped to keep the level of non-performing loans at an acceptable level. At the end of 1996 non-performing loans were at $1,878,000, or 1.38% of loans. This was up slightly from the $1,032,000, or 0.8% of loans at the of 1995 and the $1,579,000, or 1.26% of outstanding loans at the end of 1994. Currently the Company does not see any negative trends that would lead to an economic slowdown or erosion of credit quality.

     NONINTEREST INCOME

     Noninterest income has shown significant growth in 1996. Noninterest income increased $703,000, or 17% over 1995 and $913,000, or 24% over the amount earned in 1994. Major items contributing to this growth were service charges on deposit accounts and other operating income. Service charges on business accounts had the greatest growth due to both an increase in the number of accounts as well as an increase in the number of services used by our business customers. Pricing remained virtually unchanged during 1996, so increased income came strictly from growth.

     Other operating income grew from $865,000 in 1994, to $1,033,000 in 1995, to $1,420,000 during 1996. The large gain in 1996 is partly attributable to an insurance recovery received in the third quarter for a fire loss sustained at our North Hollywood office in October, 1995. The SBA lending program (started in
1994) has also been a large contributor to other noninterest income through fees earned on sales and servicing of SBA loans and has also benefited the loan portfolio by increasing the Company's total loans over the past three years.

     NONINTEREST EXPENSE

     Noninterest expense was up 5%, or $720,000 over 1995 which is greater than the 2% increase we had in 1995 over 1994. 1996 saw the first full year of operations for the Camarillo office as well as the expense of opening a new Valencia office in June. The costs associated with these offices represented a substantial portion of our increase in noninterest expense.

     Salaries and employee benefits experienced the largest single increase, gaining $519,000, or 7% compared to the same 7% increase in 1995. The addition of a new president and chief operating officer of the Bank in May, 1996, the additional staff for two new offices and merit increases for the existing staff caused the increase. Occupancy costs also grew due to rent for two new offices and higher depreciation costs for replacement of the furniture, equipment and leasehold improvements at our North Hollywood and San Fernando offices. Additionally, we paid double rent in San Fernando for the five months of construction time needed to build the new facility. Most of the costs associated with the North Hollywood fire have been recovered from insurance and were reported in other income.

     During 1996 we finished a computer equipment upgrade which began in 1995. This increased our data processing costs as well as depreciation costs. The new computers add to the Bank's ability to enhance the service offered to our customers. FDIC insurance costs, which were substantial in 1994 and 1995, were only $2,000 for 1996. An overall review of the insurance reserve was done by the FDIC in 1996 and a new rate structure was set as a result. The Company's FDIC costs under this new rate structure are projected to approximate $45,000 in 1997.

     Other operating expenses increased $365,000 in 1996 compared to an increase of $329,000 in 1995. The major components contributing to the 1996 increase were marketing and professional service fees. Marketing costs were increased in 1996 to generate increased loan demand and to promote the opening of our Valencia office and the relocations of our North Hollywood and San Fernando offices. Professional fees grew as a result of increased legal and accounting fees and the need to improve branch security services as a result of the regions' increased number of bank robberies.

     ASSETS AND LIABILITIES

The loan portfolio grew 3% in 1995 and improved 6% during 1996 bringing the portfolio total to $136,523,000. The 1996 growth outpaced the growth in overall assets, thus increasing our loan to asset ratio. We will maintain our efforts during 1997 to increase the portfolio to a larger percent of assets which should improve interest margins. The reason for the sluggish growth is due to slow economic improvement and competition by large California banks (primarily Bank of America, Wells Fargo) as they target smaller commercial loan customers. In prior years the large banks had not been competing with community banks in this loan segment. In many cases the pricing being offered by competition is thinner than we have been willing to accept.

     The Company had stated in last year's discussion that it planned on increasing the investment portfolio and correspondingly decreasing the federal funds position during 1996 and that was the case. The investment portfolio was increased by $17,458,000, or 11%, and federal funds sold was decreased almost $15,000,000, or 43%. This move helped to improve the net interest margin.

     Noninterest bearing deposits grew at a rapid pace, increasing 8%, or $8,080,000 over 1995 year-end totals. Most of the increase came from business checking, which has been the main goal for the Company. Interest bearing deposits also showed good growth, increasing 7%, or $15,146,000. Most of this growth was generated by a new product introduced earlier in the year named the "Investors Money Market Account". This money market savings account pays interest similar to account offerings at most investment banking firms. Balances in this account grew to approximately $38,000,000 at year end, with one third in personal accounts and two thirds in business accounts.

     Securities sold under repurchase agreements declined as the customers using this instrument transferred their funds to the new money market account and/or used the funds for other purposes.

     Equity capital continued its improvement as a result of good earnings and the corresponding increase in retained earnings. Equity capital increased 12% over year-end 1995. With the rise in interest rates during 1996 the market value of "available for sale" securities declined from a net gain of $72,000 at December 31, 1995 to a net loss of ($104,000) at December 31, 1996. Book value of the Company stock increased to $9.62 from an adjusted $8.61 at December 31, 1995.

LIQUIDITY AND CAPITAL

     ASSET/LIABILITY MANAGEMENT

     The Company's asset/liability policy is used to monitor and maintain the Company's interest rate risk. Liquidity and profitability are evaluated and projected as they are affected by changes in interest rates. Management uses gap analysis to measure interest rate risk in terms of the mismatch between the stated repricing and maturities of earning assets and liabilities within defined time frames. The cumulative one year gap position at December 31, 1996 was $80,402,000 which increased from $36,251,000 at December 31, 1995. This higher sensitivity is due to the fact that our merger agreement with Glendale Federal Bank prohibited TransWorld Bank from investing in securities other than US Treasury and/or US agency securities with maturities of more than one year.



                            INTEREST RATE SENSITIVITY

                                 Immediately          >0-3             >3-6          >6-12           >1-5               >5
(in thousands)                   Adjustable         Months           Months         Months          Years            Years
--------------------------------------------------------------------------------------------------------------------------
ASSETS
  Securities                         $    100       $ 66,925       $ 34,640       $ 33,204        $ 23,027       $  23,903
  Fed funds sold                       20,075              -              -              -               -               -
  Loans                               120,643          2,428          8,318          1,134           1,754           2,246
--------------------------------------------------------------------------------------------------------------------------
    TOTAL EARNING ASSETS             $140,818       $ 69,353       $ 42,958       $ 34,338        $ 24,781       $  26,149
==========================================================================================================================

SOURCES
  Interest bearing deposits          $ 96,694       $ 62,025       $ 17,816       $ 27,609        $ 25,635      $   1,268
  Short-term borrowings                 2,413              -              -              -               -               -
  Long-term debt                            -              2              2              4             156              41
  Demand deposits                           -              -              -              -               -         110,874
  Securities sold under
   agreement to repurchase                500              -              -              -               -               -
--------------------------------------------------------------------------------------------------------------------------
    TOTAL SOURCES                    $ 99,607       $ 62,027       $ 17,818       $ 27,613        $ 25,791       $ 112,183
==========================================================================================================================

Incremental gap                      $ 41,211       $  7,326       $ 25,140       $  6,725        $(1,010)       $(86,034)

Percent of earning assets               12.3%           2.2%           7.5%           2.0%        (  0.3)%        ( 25.6)%

Cumulative gap                       $ 41,211       $ 48,537       $ 73,677       $ 80,402        $ 79,392       $( 6,642)

Percent of earning assets               12.3%          14.6%          22.0%          23.9%           23.6%        (  2.0)%

      With 21% of assets sensitive to interest rate changes within one year, the Company is in a position that an increase in interest rates will immediately increase the net interest margin. The opposite is also true, in that an interest rate decline will quickly decrease the net interest margin. The Company does not use off-balance sheet interest rate instruments to hedge interest rate risk.

     LIQUIDITY MANAGEMENT

     The object of liquidity management is to maintain cash flow sufficient to meet the cash needs of depositors and borrowers and to fund the Company's operations. The Company continues to remain liquid with short-term assets more than ample to cover any fluctuations in the cash flow needs of the Company.

     The statement of cash flows shows that during 1996 we decreased the cash and cash equivalent position by approximately $8.4 million to $50.4 million. This still leaves the Company highly liquid, particularly since increases in investment portfolio assets were in liquid short-term agency securities.

     CAPITAL

     The Company's capital position strengthened during 1996. The risk- based capital ratio at the end of 1996 improved to 17.9%, compared to 16.6% at December 31, 1995, continuing well above the regulatory minimum ratio of 8%. The Company improved the Tier I capital ratio to 16.7% at year-end compared to 15.4% at the end of 1995. The leverage ratio (which measures equity capital as a percent of total assets) was 8.9% compared to 8.4% at December 31, 1995. The FDIC definition for a well capitalized bank requires a total risk-based ratio equal to, or greater than, 10%; a Tier I risk-based ratio equal to, or greater than, 6%; and a Tier I leverage ratio equal to, or greater than, 5%. Your Company exceeds all of the above requirements.

FUTURE OPERATIONS

     The Company will continue operations on a normal basis until the completion of the acquisition by Glendale Federal Bank, which was approved by shareholder's on February 26, 1996. The transaction is expected to close by the middle of May, 1997.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TransWorld Bancorp and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31                                                    1996             1995
------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                               $  30,369,000    $  23,878,000
Federal funds sold                                       20,075,000       35,000,000
Investment securities held to maturity
  (approximate market value:
   1996-$148,532,000; 1995-$141,864,000)                148,509,000      141,184,000
Investment securities available for
  sale at market value                                   33,290,000       23,157,000
------------------------------------------------------------------------------------
    Total investment securities                         181,799,000      164,341,000
Loans and leases                                        136,523,000      128,870,000
  Less allowance for credit losses                        2,448,000        2,282,000
------------------------------------------------------------------------------------
    Net loans and leases                                134,075,000      126,588,000
Premises and equipment, net                               5,021,000        3,695,000
Other real estate owned, net                              1,022,000          601,000
Other assets                                              7,155,000        5,821,000
------------------------------------------------------------------------------------
    TOTAL ASSETS                                      $ 379,516,000    $ 359,924,000
====================================================================================

LIABILITIES
Deposits:
  Noninterest bearing                                 $ 110,874,000    $ 102,794,000
  Interest bearing                                      231,047,000      215,901,000
------------------------------------------------------------------------------------
    Total deposits                                      341,921,000      318,695,000

Interest bearing demand notes issued
  to the US Treasury                                      2,413,000        2,186,000
Mortgage indebtedness and obligation
  under capital lease                                       205,000          113,000
Securities sold under agreement
  to repurchase                                             500,000        7,839,000
Other liabilities                                         1,255,000        1,391,000
------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                   346,294,000      330,224,000

STOCKHOLDERS' EQUITY
Common stock, no par value;
  authorized 6,000,000 shares;
  3,451,715 shares issued and
  outstanding in TransWorld Bancorp
  in 1996 and 3,451,465 in 1995                           8,033,000        8,030,000
Surplus                                                   2,926,000        2,926,000
Retained earnings                                        22,367,000       18,672,000
Unrealized gain/(loss) on securities
  available for sale (net of deferred
  taxes of $74,000 in 1996 and
  ($53,000) in 1995)                                       (104,000)          72,000
------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                           33,222,000       29,700,000
------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                            $ 379,516,000    $ 359,924,000
====================================================================================

See notes to consolidated financial statements.

TransWorld Bancorp and Subsidiary


CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31                     1996          1995           1994
--------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans            $13,820,000   $13,314,000   $11,630,000
  Interest on state and municipal
    securities                            1,279,000       967,000     1,461,000
  Interest on other investment
    securities                            9,093,000     8,476,000     5,066,000
  Interest on Federal funds sold          1,719,000     3,431,000     3,004,000
--------------------------------------------------------------------------------
Total interest income                    25,911,000    26,188,000    21,161,000
Interest expense:
  Interest on deposits                    8,344,000     6,676,000     5,173,000
  Interest on short-term borrowings         218,000     1,116,000       139,000
--------------------------------------------------------------------------------
    Total interest expense                8,562,000     7,792,000     5,312,000
Net interest income                      17,349,000    18,396,000    15,849,000
  Provision for credit losses               430,000       830,000       921,000
--------------------------------------------------------------------------------
Net interest income after provision
  for credit losses                      16,919,000    17,566,000    14,928,000
Noninterest income:
  Service charges on deposit accounts     3,231,000     2,870,000     2,809,000
  Bankcard merchant discount                139,000       133,000       204,000
  Gain on sale of securities                  1,000        52,000          --
  Other operating income                  1,420,000     1,033,000       865,000
--------------------------------------------------------------------------------
    Total noninterest income              4,791,000     4,088,000     3,878,000
Noninterest expense:
  Salaries and employee benefits          8,380,000     7,861,000     7,375,000
  Net occupancy expense                   2,283,000     2,199,000     2,268,000
  Furniture, fixtures and equipment       1,361,000     1,275,000     1,123,000
  Data processing                           256,000       209,000       178,000
  FDIC insurance costs                        2,000       383,000       663,000
  Other operating expense                 3,633,000     3,268,000     2,939,000
  Earthquake expense                           --            --         310,000
--------------------------------------------------------------------------------
  Total noninterest expense              15,915,000    15,195,000    14,856,000
Income before income taxes                5,795,000     6,459,000     3,950,000
Income taxes                              2,100,000     2,448,000     1,381,000
--------------------------------------------------------------------------------
Net income                              $ 3,695,000   $ 4,011,000   $ 2,569,000
================================================================================
Net income per share                    $      1.07   $      1.16   $      0.75
================================================================================
Weighted average shares outstanding       3,451,517     3,448,037     3,417,098
================================================================================

See notes to consolidated financial statements.

TransWorld Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31                                                             1996               1995            1994
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                      $ 3,695,000       $ 4,011,000      $2,569,000
  Adjustment to reconcile net income to net cash
  provided by operating activities:
   Gain on calls and redemptions of
    securities held to maturity                                                 (     1,000)      (    54,000)              -
   Loss on sale of securities available for sale                                          -             2,000               -
   Net amortization of premium on investments                                       288,000            29,000         354,000
   Provision for credit losses                                                      430,000           830,000         921,000
   Accretion of deferred loan fees and costs                                    (   360,000)      (   236,000)       (170,000)
   Loan origination costs capitalized                                           (   177,000)      (   161,000)       (165,000)
   Depreciation and amortization                                                    617,000           634,000         608,000
   (Increase)in accrued interest receivable                                     (    88,000)      (   465,000)       (856,000)
   (Decrease)increase in accrued interest payable                               (   161,000)          379,000          30,000
   Benefits (provision) for deferred taxes                                          174,000       (   268,000)       (155,000)
   (Decrease)increase in current income taxes payable                           (   197,000)          233,000           7,000
   Provision for OREO losses                                                              -            96,000         105,000
   Increase in other, net                                                            77,000           310,000          62,000
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                    4,297,000         5,340,000       3,310,000
Cash flows from investing activities:
   Proceeds from matured securities held to maturity                             37,335,000        28,955,000      12,811,000
   Proceeds from matured securities available for sale                            9,300,000        30,300,000       6,750,000
   Proceeds from calls and redemptions
    of securities held to maturity                                               49,532,000        39,291,000      10,265,000
   Proceeds from calls and redemptions
    of securities available for sale                                              6,650,000        16,440,000          61,000
   Proceeds from sale of securities held to maturity                                      -                 -               -
   Proceeds from sale of securities available for sale                                    -           498,000               -
   Purchase of securities held to maturity                                      (94,358,000)      (80,393,000)    (63,479,000)
   Purchase of securities available for sale                                    (26,401,000)      (47,083,000)    (18,848,000)
   Net(increase)in loans                                                        (10,761,000)      ( 9,510,000)     (2,475,000)
   Proceeds from sale of SBA loans                                                1,663,000         4,697,000       3,455,000
   Loan origination fees received                                                   861,000           664,000         556,000
   Proceeds from sale of other real estate owned                                    430,000         1,518,000         607,000
   Purchase of premises and equipment                                           ( 1,958,000)      (   985,000)       (297,000)
   (Increase)decrease in other, net                                             ( 1,228,000)      (   600,000)        330,000
-----------------------------------------------------------------------------------------------------------------------------
     Net cash(used in)investing activities                                      (28,935,000)      (16,208,000)    (50,264,000)
Cash flows from financing activities:
   Net increase (decrease) in noninterest bearing deposits                        8,080,000       (10,806,000)     24,367,000
   Net increase (decrease) in interest bearing deposits                          15,146,000       (12,084,000)     31,221,000
   Net(decrease)increase in repurchase agreements                               ( 7,339,000)        7,639,000         200,000
   Increase(decrease)in interest bearing demand notes                               227,000       (   554,000)      (503,000)
   Increase(decrease)in capital lease and
    mortgage indebtedness                                                            92,000       (   207,000)       (13,000)
   Dividends paid in lieu of fractional shares issued                           (     5,000)                -        (11,000)
   Exercise of stock purchase plan options                                            3,000           217,000              -
-----------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities                         16,204,000       (15,795,000)     55,261,000
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       ( 8,434,000)      (26,663,000)      8,307,000
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                                     58,878,000        85,541,000      77,234,000
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          $50,444,000       $58,878,000     $85,541,000
=============================================================================================================================

TransWorld Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of cash flows information:

Cash paid during the year:                         1996          1995         1994
-------------------------------------------------------------------------------------
Interest                                         $8,525,000   $7,427,000   $5,147,000
Income taxes                                     $2,110,000   $3,016,000   $1,491,000
-------------------------------------------------------------------------------------
Transfer from loans to other real estate owned   $  857,000   $  155,000   $  655,000
=====================================================================================


See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Unrealized
                                                           Gain/(Loss)
                                       Common Stock       on Securities
---------------------------------------------------          Available                      Retained
                               Shares        Amount          For Sale       Surplus         Earnings
-----------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1994    1,299,382     6,930,000          128,000      2,926,000       12,991,000
Stock dividend (5%)             64,209       883,000                                       (  894,000)
Change in unrealized
  gain/(loss) on securities                                 ( 203,000)
Net income                                                                                  2,569,000
-----------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994  1,363,591     7,813,000        (  75,000)     2,926,000       14,666,000
Issuance of common stock        17,788       217,000
Stock split-2 for 1          1,380,167
Change in unrealized
  gain/(loss) on securities                                   147,000
Net income                                                                                  4,011,000
-----------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995  2,761,546     8,030,000           72,000      2,926,000       18,677,000
Stock split-5 for 4
  (declared January 30,1996
   paid March 15, 1996)        689,919                                                         (5,000)
Change in unrealized
  gain/(loss) on securities                                  (176,000)
Issuance of common stock           250         3,000
Net income                                                                                  3,695,000
-----------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996  3,451,715    $8,033,000        $(104,000)    $2,926,000      $22,367,000
=====================================================================================================

See notes to consolidated financial statements

NOTE 1 - PRESENTATION AND ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION:

The accompanying consolidated balance sheets as of December 31, 1996 and 1995 are those of TransWorld Bancorp (The Company) and its subsidiary TransWorld Bank
(Bank). The Bank's primary source of revenue is providing loans to customers, who are predominately small to mid-sized businesses through operations of its 12 banking offices located in Southern California. The consolidated financial statements include the accounts of the respective parent company and subsidiary. All significant intercompany balances and transactions have been eliminated. Certain amounts in the financial statements for prior years have been reclassified to conform with the 1996 financial statement presentation.

The consolidated statements of cash flows illustrate the change in cash and cash equivalents as disclosed in the consolidated balance sheet. For purpose of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds sold are sold for one day periods.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

On January 1, 1995 the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This statement prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. This statement generally requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

TAXES ON INCOME:

Income tax expense is computed using the liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. The principal temporary differences relate to different methods used for tax and financial reporting purposes to account for credit losses, depreciation and direct lease financing.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No.107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts are reflected in Note 12 and have been determined by the Bank using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented in Note 12 are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 1996 and 1995. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors, except those discussed in Note 15, that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying Notes.

RECENT ACCOUNTING PRONOUNCEMENTS:

On January 1, 1996 the Company adopted Statement of Financial Accounting standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or disposed of, be reviewed for impairment based on the fair value of the asset. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of, be reported at the lower of carrying amount or fair value less cost to sell. The Company has determined that the impact of this statement on its operations and financial position is not material for the year ended December 31, 1996.

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and is applied prospectively to financial statements for fiscal years beginning after December 31, 1996. In 1996, the FASB also issued SFAS No. 127, Deferral of the Effective date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions within SFAS No. 125. The Company does not believe the impact on its operations and financial position will be material upon adoption of SFAS No. 125 or SFAS No. 127.


STOCK-BASED COMPENSATION:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note 9.

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

                                              Amortized       Unrealized   Unrealized     Estimated
December 31, 1996                                Cost           Gain          Loss        Fair Value
-----------------------------------------------------------------------------------------------------
Investment securities held to maturity:
  U.S. Treasury securities                  $  4,986,000       $ 20,000       $   --     $  5,006,000
  U.S. Government agencies and
    corporations                             116,700,000        266,000        411,000    116,555,000
  U.S. Government agencies mortgage-
    backed securities                          5,572,000         17,000         10,000      5,579,000
  Obligations of states and political
    subdivisions                              21,251,000        175,000         34,000     21,392,000
-----------------------------------------------------------------------------------------------------
Total investment securities held to
  maturity                                  $148,509,000       $478,000       $455,000   $148,532,000
=====================================================================================================
Investment securities available for sale:
  U.S. Government agencies and
    corporations                            $ 26,391,000       $   --         $176,000   $ 26,215,000
  U.S. Government agencies mortgage-
    backed securities                               --             --             --             --
  Corporate debt securities                    6,776,000         33,000         34,000      6,775,000
  Equity securities                              300,000           --             --          300,000
-----------------------------------------------------------------------------------------------------
Total investment securities available
  for sale                                  $ 33,467,000       $ 33,000       $210,000   $ 33,290,000
=====================================================================================================
December 31, 1995
-----------------------------------------------------------------------------------------------------
Investment securities held to maturity:
  U.S. Treasury securities                  $  2,988,000       $ 42,000       $   --     $  3,030,000
  U.S. Government agencies and
    corporations                             107,782,000        512,000        157,000    108,137,000
  U.S. Government agencies mortgage-
    backed securities                          7,317,000         50,000          8,000      7,359,000
  Obligations of states and political
    subdivisions                              23,097,000        261,000         20,000     23,338,000
-----------------------------------------------------------------------------------------------------
Total investment securities held to
  maturity                                  $141,184,000       $865,000       $185,000   $141,864,000
=====================================================================================================
Investment securities available for sale:
  U.S. Government agencies and
    corporations                            $ 11,641,000       $ 16,000       $  2,000   $ 11,655,000
  U.S. Government agencies mortgage-
    backed securities                               --             --             --             --
  Corporate debt securities                    7,391,000        112,000          1,000      7,502,000
  Equity securities                            4,000,000           --             --        4,000,000
-----------------------------------------------------------------------------------------------------
Total investment securities available
  for sale                                  $ 23,032,000       $128,000       $  3,000   $ 23,157,000
=====================================================================================================

The amortized cost and estimated fair value of debt securities at December 31, 1996, and 1995 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     1996                          1995
-------------------------------------------------------------------------------------------------
                                           Amortized      Estimated      Amortized      Estimated
                                                Cost     Fair Value           Cost    Fair  Value
Debt securities held to maturity:
  Due in one year or less               $108,221,000   $108,056,000   $ 98,710,000   $ 98,934,000
  Due in one year through five years      40,131,000     40,316,000     39,856,000     40,281,000
  Due in five years through ten years        157,000        160,000      2,414,000      2,438,000
  Due after ten years                           --             --          204,000        211,000
-------------------------------------------------------------------------------------------------
Total                                   $148,509,000   $148,532,000   $141,184,000   $141,864,000
=================================================================================================
Debt securities available for sale:
  Due in one year or less               $ 26,248,000   $ 26,085,000   $ 13,356,000   $ 13,377,000
  Due in one year through five years       6,819,000      6,806,000      5,676,000      5,780,000
  Due in five years through ten years           --             --             --             --
  Due after ten years                        100,000         99,000           --             --
-------------------------------------------------------------------------------------------------
Total                                   $ 33,167,000   $ 32,990,000   $ 19,032,000   $ 19,157,000
=================================================================================================


Gains of $1,000 and $54,000 were realized on a called securities held to maturity in 1996 and 1995 respectively. A loss of $2,000 on a sale of one available for sale security was realized in 1995. There were no sales of investment securities in 1994.

Investment securities with a carrying value of $22,100,000 at December 31, 1996 and $19,967,000 at December 31, 1995 were pledged to secure public deposits and for other purposes.

NOTE 3 - LOANS AND LEASES:

Loans and leases are summarized as follows:

                                                           December 31
                                                    1996                1995
--------------------------------------------------------------------------------
Real estate loans
  Mortgage                                      $ 50,498,000        $ 48,701,000
  Construction                                     1,635,000           1,747,000
Commercial loans                                  70,573,000          66,209,000
Consumer loans                                    12,897,000          10,971,000
Leases                                               920,000           1,242,000
--------------------------------------------------------------------------------
  Total loans and leases                        $136,523,000        $128,870,000
================================================================================


The Bank had undisbursed commitments on real estate loans of $1,184,000 at December 31, 1996 and $428,000 at December 31, 1995. At December 31, 1996 and 1995, the Bank had outstanding letters of credit in the amount of $2,579,000 and $802,000, respectively.

The aggregate amount of loans outstanding to officers, directors, and principal security holders and associates was $2,569,000 at December 31, 1996 and $1,817,000 at December 31, 1995. The amount of new and renewed loans was $1,238,000 and repayments were $486,000 during 1996. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.


Past due and nonaccrual loans and leases:

                             Past due over 90 days           Nonaccruals
December 31                     1996         1995         1996         1995
-----------------------------------------------------------------------------
Real estate loans            $284,000      $5,000    $1,307,000    $  620,000
Commercial loans                  --         --         282,000       404,000
Consumer loans                    --         --           5,000         1,000
Leases                            --        2,000          --            --
-----------------------------------------------------------------------------
  Total                      $284,000      $7,000    $1,594,000    $1,025,000
=============================================================================

The Bank grants loans to customers throughout its primary market area of Los Angeles County, California and surrounding areas. The Bank makes loans to borrowers in a number of different industries with no particular concentration in any industry segment.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1996, the Bank had commitments to extend credit of $47,487,000 and obligations under standby letters of credit of $2,410,000.

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

NOTE 4 - ALLOWANCES FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED:

Transactions in the allowance for credit losses were as follows:

                                              1996         1995           1994
--------------------------------------------------------------------------------
Balance, January 1                        $2,282,000    $2,033,000    $2,029,000
Provision charged to operations              430,000       830,000       921,000
Recoveries                                    47,000       116,000       109,000
--------------------------------------------------------------------------------
                                           2,759,000     2,979,000     3,059,000
Less: Loans charged off                      311,000       697,000     1,026,000
--------------------------------------------------------------------------------
Balance, December 31                      $2,448,000    $2,282,000    $2,033,000
================================================================================


Transactions in the allowance for other real estate owned were as follows:

                                              1996         1995           1994
--------------------------------------------------------------------------------
Balance, January 1                          $ 83,000      $135,000      $ 93,000
Provision charged to operations                 --          96,000       105,000
--------------------------------------------------------------------------------
                                              83,000       231,000       198,000
Less: OREO reserves charged off               13,000       148,000        63,000
--------------------------------------------------------------------------------
Balance, December 31                        $ 70,000      $ 83,000      $135,000
================================================================================

Classified loans with specific reserves were $1,271,000 at December 31, 1996, and $373,000 at December 31, 1995. Specific reserves related to impairment were $141,000 at December 31,1996, and $212,000 at December 31, 1995. The recorded investment in loans with no specific loss reserves determined in accordance with SFAS No. 114, were $648,000 at December 31, 1996, and $652,000 at December 31, 1995. The average recorded investment in impaired loans was $2,119,000 during the year ended December 31, 1996 and $1,036,000 during the year ended December 31, 1995. Interest income of $84,000 during 1996 and $5,000 during 1995 was recognized on impaired loans. Non-accrual loans and foregone interest totaled $1,594,000 and $172,000 respectively, at December 31, 1996 and $1,025,000 and
$111,000 at December 31, 1995.

NOTE 5 - PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

                                                              December 31
--------------------------------------------------------------------------------
                                                         1996             1995
--------------------------------------------------------------------------------
Land                                                $   262,000      $   262,000
Buildings                                               976,000          964,000
Furniture, fixtures and equipment                     5,708,000        4,895,000
Leasehold improvements                                4,486,000        4,053,000
Leased property under capital leases                    150,000          150,000
--------------------------------------------------------------------------------
                                                     11,582,000       10,324,000
Less: Accumulated depreciation and
  amortization                                        6,561,000        6,629,000
--------------------------------------------------------------------------------
  Total                                             $ 5,021,000      $ 3,695,000
================================================================================

The amounts of depreciation and amortization included in noninterest expense were $617,000 in 1996, $634,000 in 1995 and $608,000 in 1994. The Bank is
obligated under noncancelable operating leases for branch locations, administrative premises, and equipment that expire at various dates from 1996 through 2008. The leases generally provide for renewal options for periods from five to ten years and, in certain instances, provide for periodic rate increases or decreases based on the Consumer Price Index. The Bank is responsible for executory costs. Rentals under these leases aggregated $1,595,000 in 1996, $1,476,000 in 1995, and $1,532,000 in 1994, net of sublease rentals of $189,000 in 1996, $191,000 in 1995, and $180,000 in 1994.

The future payments under the terms of these operating and capital leases are summarized as follows:

Year                               Capital Lease     Operating Leases
---------------------------------------------------------------------
1997                                    $ 28,000          $ 1,604,000
1998                                      28,000            1,556,000
1999                                      28,000            1,569,000
2000                                      28,000            1,569,000
2001                                      28,000            1,569,000
Thereafter                                47,000            8,441,000
---------------------------------------------------------------------
  Total                                 $187,000          $16,308,000
                                                          -----------
Less: Amount representing interest        81,000
------------------------------------------------

Present value of net minimum lease
  payments due through 2008             $106,000
================================================

The future payments on operating leases have been reduced by rental income to be received on subleases of $139,000 in 1997 and $93,000 in 1998.

NOTE 6 - TAXES ON INCOME:


Provisions (benefits) for taxes on income are summarized as follows:

                                                                                        Year Ended December 31
                                                                       1996                      1995                         1994
----------------------------------------------------------------------------------------------------------------------------------
Federal - Current                                                $1,329,000                $1,932,000                   $1,076,000
        - Deferred                                                  144,000                  (226,000)                    (124,000)
---------------------------------------------------------------------------------------------------------------------------------
                                                                  1,473,000                 1,706,000                      952,000
----------------------------------------------------------------------------------------------------------------------------------

State   - Current                                                   597,000                   784,000                      460,000
        - Deferred                                                   30,000                   (42,000)                  (   31,000)
---------------------------------------------------------------------------------------------------------------------------------
                                                                    627,000                   742,000                      429,000
----------------------------------------------------------------------------------------------------------------------------------
  Total                                                          $2,100,000                $2,448,000                   $1,381,000
==================================================================================================================================

The tax liability (receivable) was comprised of the following:

                                                                                                           December 31
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1996                         1995
----------------------------------------------------------------------------------------------------------------------------------
Current  - Federal                                                                         $ (127,000)                  $   11,000
         - State                                                                              (56,000)                       3,000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             (183,000)                      14,000
----------------------------------------------------------------------------------------------------------------------------------
Deferred - Federal                                                                           (633,000)                    (686,000)
         - State                                                                             (181,000)                    (177,000)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             (814,000)                    (863,000)
----------------------------------------------------------------------------------------------------------------------------------
  Total                                                                                     $(997,000)                   $(849,000)
==================================================================================================================================

Current taxes receivable of ($183,000) in 1996 and $14,000 payable in 1995 are included in other assets and other liabilities, respectively. The net deferred tax asset is included in other assets.

The effective income tax rates are reconciled to the federal statutory income tax rate as follows:

                                                                                               Year Ended December 31
                                                                                     1996               1995                 1994
---------------------------------------------------------------------------------------------------------------------------------
Federal corporate income tax rate                                                   35.0%               35.0%                35.0%
Increase (reduction) in taxes resulting from:
  State and municipal tax-exempt
    bond and loan income                                                           ( 4.3)              ( 3.3)               ( 5.7)
  State taxes on income, net of
    federal income tax benefit                                                       7.1                 7.3                  7.2
  Preferred stock dividends                                                        (  .4)              (  .6)               (  .8)
  Other                                                                            ( 1.2)              (  .1)               (  .3)
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                           36.2%               38.3%                35.4%
=================================================================================================================================

Deferred federal and state taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The components of the net deferred tax asset are as follows:

                                                                                                       Year Ended December 31
Federal                                                                                            1996                      1995
---------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                                          $(512,000)         $(456,000)
OREO reserve                                                                                          ( 24,000)          ( 28,000)
State income tax                                                                                      (150,000)          (192,000)
Tax under (over) book depreciation                                                                     148,000           ( 19,000)
Direct lease financing                                                                                  96,000            104,000
Unrealized gain (loss) on securities                                                                   (53,000)            37,000
Other                                                                                                 (138,000)          (132,000)
---------------------------------------------------------------------------------------------------------------------------------
  Total                                                                                              $(633,000)         $(686,000)
=================================================================================================================================

State
Provision for credit losses                                                                          $(180,000)         $(156,000)
OREO reserve                                                                                          (  8,000)          (  9,000)
Tax under (over) book depreciation                                                                      40,000           ( 16,000)
Direct lease financing                                                                                  32,000             34,000
Unrealized gain (loss) on securities                                                                  ( 20,000)            14,000
Other                                                                                                 ( 45,000)          ( 44,000)
---------------------------------------------------------------------------------------------------------------------------------
  Total                                                                                              $(181,000)         $(177,000)
=================================================================================================================================

The Bank files a consolidated federal income tax return and combined state franchise tax return on a calendar year basis.


NOTE 7 - DEPOSITS:

December 31                                                                                               1996               1995
---------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                                                                   $110,874,000       $102,794,000
Savings deposits                                                                                    70,556,000         73,886,000
Money Market deposits                                                                               72,078,000         47,688,000
Time deposits - Under $100,000                                                                      48,946,000         59,945,000
Time deposits $100,000 & over maturing within 1yr                                                   39,130,000         34,282,000
Time deposits $100,000 & over maturing 1yr-5yr                                                         337,000            100,000
---------------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $341,921,000       $318,695,000
=================================================================================================================================


Interest expense on time certificates of deposit with balances of $100,000 or more amounted to $2,206,000 in 1996, $908,000 in 1995, and $496,000 in 1994.

NOTE 8 - PROFIT SHARING PLAN:

The Bank has a noncontributory profit sharing plan with a 401(k) option covering all employees who have been employed by the Bank for more than one year, work 1,000 hours or more during the calendar year, and meet the age requirements specified in the plan. The eligibility requirements for the 401(k) options are the same. Benefits are deferred until retirement with total vesting in seven years.

The annual profit sharing contribution is subject to the discretion of the Board of Directors. Contributions to profit sharing were $46,000 in 1996, $42,000 in 1995, and $38,000 in 1994. An additional $25,000 in 1996, $63,000 in 1995 and
$51,000 in 1994 was contributed to the 401(k) Plan for a total contribution to both plans of $71,000 in 1996, $105,000 in 1995 and $89,000 in 1994.

NOTE 9 - STOCK OPTION PLAN:

The Bancorp has a stock option and stock appreciation rights plan that was adopted and approved by the shareholders in 1989. The plan provides for the grant of "incentive stock options," as defined under the Internal Revenue Code of 1986, "nonqualified options," and "stock appreciation rights." A total of 239,300 shares of the Bancorp's common stock (which has been adjusted for stock dividends and splits) has been reserved to be granted prior to January 31, 1999. Options are granted at prices not less than fair market value at time of grant and are exercisable over a period of five years. At December 31, 1996 there were 180,159 shares available for future grants. The plan and options have been adjusted for stock dividends and splits.

                                                    Shares      Price Range
----------------------------------------------------------------------------
Options outstanding, January 1, 1994                19,098    $13.27 -$13.92
Incentive stock options granted                        951     12.64 - 13.30
----------------------------------------------------------------------------
Options outstanding, December 31, 1994              20,049     12.64 - 13.30
Incentive stock options granted                     30,106     11.75 - 11.75
Options exercised                                   17,788      6.65 - 12.66
Options canceled or terminated                       2,867     12.65 - 12.66
----------------------------------------------------------------------------
Options outstanding, December 31, 1995              29,500     11.75 - 11.75
Incentive stock options granted                      7,373      9.40 -  9.40
Options exercised                                      250      9.40 -  9.40
Options canceled or terminated                       1,312      9.40 -  9.40
----------------------------------------------------------------------------
Options outstanding, December 31, 1996              35,311    $ 9.40 -$ 9.40
----------------------------------------------------------------------------


At December 31, 1996, there were 35,311 shares outstanding with a weighted average remaining contractual life of 4 years and a weighted average exercise price of $9.40. The number of exercisable shares at December 31, 1996 was 14,124 with a weighted average exercise price of $9.40.

The estimated fair value of options granted during 1996 and 1995 was $10.34 and $7.11 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1996 and December 31, 1995 would have been reduced to the pro forma amounts indicated below:

Net Income to Common Shareholders                                                 1996                     1995
------------------------------------------------------------------------------------------------------------------------
         As Reported                                                          $3,695,000                $4,011,000
         Pro Forma                                                             3,675,000                 3,996,000

Net Income per common
  and common equivalent share                                                     1996                     1995
------------------------------------------------------------------------------------------------------------------------

         As Reported                                                          $     1.07                $     1.16
         Pro Forma                                                                  1.06                      1.16

The fair value of options granted under the company's stock option plan during 1996 and 1995 was estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 32%, risk free interest rate of 5.37%, and expected lives of 5 years.



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

The effect of adoption of SFAS No. 106 in 1993 of $182,000 is being amortized over 20 years.

The periodic expense for postretirement benefits includes the following:


                                                         1996              1995
--------------------------------------------------------------------------------
Service cost                                            $35,000          $21,000
Interest cost                                            25,000           21,000
Amortization of transition
  obligation                                              9,000            9,000
Amortization of (gain)/loss                               1,000             --
--------------------------------------------------------------------------------
  Total expense                                         $70,000          $51,000
================================================================================

The actuarial and recorded liabilities for postretirement benefits were as follows:

Accumulated postretirement benefit obligation (APBO):

                                                          1996            1995
--------------------------------------------------------------------------------
  Retirees                                            $ (53,000)      $ (56,000)
  Fully eligible active plan participants               (57,000)        (78,000)
  Other active plan participants                       (270,000)       (236,000)
--------------------------------------------------------------------------------
    Total APBO                                         (380,000)       (370,000)
  Unrecognized transition obligation                    147,000         155,000
  Unrecognized net (gain)/loss                           33,000          81,000
--------------------------------------------------------------------------------
    Prepaid/(Accrued) postretirement
    benefit cost                                      $(200,000)      $(134,000)
================================================================================


The average health care cost trend rate used in measuring the accumulated postretirement benefit obligation and postretirement benefit cost was 10.5% and 12.0% in 1996 and 1995 respectively, gradually declining to 5.25% in 2003 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation by $83,000 at December 31, 1996 and $70,000 at December 31, 1995, and would increase the sum of the service cost and interest cost by $16,000 in 1996 and $9,000 in 1995.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at December 31, 1996, and 7.0% at December 31, 1995.

The Company offers no other postemployment, postretirement, or pension benefits.


NOTE 11 - REGULATORY MATTERS:

DIVIDEND RESTRICTIONS:

California banking law places the following restrictions on the availability of surplus and retained earnings for dividend purposes. "A bank may not make distribution to its stockholders in excess of the lesser of (1) retained earnings or (2) net income for its last three fiscal years, less the amount of any such distributions made by the bank to the stockholders of the bank during such period." The amount of Bank retained earnings free of restrictions for purpose of dividend distribution is $10,409,000.

CAPITAL REQUIREMENTS:

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets(as defined), and of Tier I capital (as defined) to average assets(as defined) Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996 and 1995, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital amounts and ratios are presented in the table and the Bank's capital amounts and ratios are comparable.


                                                                                                       To be Categorized
                                                                                                            As Well
                                                                                                       Capitalized Under
                                                                               For Capital             Prompt Corrective
                                                     Actual                 Adequacy Purposes          Action Provisions
--------------------------------------------------------------------------------------------------------------------------
                                                 Amount      Ratio            Amount      Ratio          Amount      Ratio
As of December 31, 1996:
Total Capital
   (to Risk Weighted Assets)                    $35,501      17.9%          >$15,875      >8.0%        >$19,844      >10.0%
                                                                            -             -            -             -
Tier I Capital
   (to Risk Weighted Assets)                    $33,053      16.7%          >$ 7,937      >4.0%        >$11,906      > 6.0%
                                                                            -             -            -             -
Tier I Capital
   (to average Assets)                          $33,053       8.9%          >$14,923      >4.0%        >$18,653      > 5.0%
                                                                            -             -            -             -


As of December 31, 1995:
Total Capital
   (to Risk Weighted Assets)                    $31,526     16.6%           >$15,173      >8.0%        >$18,966      >10.0%
                                                                            -             -            -             -
Tier I Capital
   (to Risk Weighted Assets)                    $29,244     15.4%           >$ 7,586      >4.0%        >$11,380      > 6.0%
                                                                            -             -            -             -
Tier I Capital
   (to average Assets)                          $29,244      8.4%           >$13,871      >4.0%        >$17,339      > 5.0%
                                                                            -                          -             -

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

Loans - The fair value for commercial loans has been estimated by discounting the projected cash flows at December 31, 1996 and 1995, using the risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of loans. The fair value of all other loans has been estimated by discounting the projected cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings, and for the same maturities. In computing the estimated fair value for all loans, estimated future cash flows have been reduced by specific and general reserves for loan losses.

No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates along with the general reserves applicable to the performing loan portfolio for which there are no known credit concerns result in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $1,878,000 and $1,034,000 at December 31, 1996 and 1995, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As such, the estimated fair value of total loans at December 31, 1996 and 1995 includes the carrying amount of nonaccrual loans at this date.

Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of time certificates of deposit is estimated by discounting future cash flows using rates currently offered for deposits with similar remaining maturities.

                                                Carrying Amount      Fair Value
--------------------------------------------------------------------------------
December 31, 1996:
  Cash and cash equivalents                      $ 50,444,000       $ 50,444,000
  Investment securities                           181,799,000        181,822,000
  Loans, net                                      136,523,000        135,971,000
  Noninterest bearing deposits                    110,874,000        110,874,000
  Interest bearing deposits                       231,047,000        231,130,000

December 31, 1995:
  Cash and cash equivalents                      $ 58,878,000       $ 58,878,000
  Investment securities                           164,341,000        165,021,000
  Loans, net                                      128,870,000        128,263,000
  Noninterest bearing deposits                    102,794,000        102,794,000
  Interest bearing deposits                       215,901,000        216,028,000

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Following is a summary of financial information for each quarterly reporting period during the two years ended December 31, 1996:

                                                                  1996 Quarter Ended
(in thousands)                    3-31       6-30       9-30      12-31       Total
------------------------------------------------------------------------------------
Net interest income             $ 4,154    $ 4,295    $ 4,411    $ 4,489     $17,349
Noninterest income                1,026      1,121      1,541      1,103       4,791
Provision for credit losses     (   105)   (   130)   (   110)    (   85)      ( 430)
Noninterest expense             ( 3,868)   ( 3,917)   ( 4,004)   ( 4,126)    (15,915)
------------------------------------------------------------------------------------
Income before income taxes        1,207      1,369      1,838      1,381       5,795
Applicable income taxes             437        499        687        477       2,100
------------------------------------------------------------------------------------
Net income                      $   770    $   870    $ 1,151    $   904     $ 3,695
====================================================================================
Net income per share            $  0.22    $  0.25    $  0.33    $  0.26     $  1.07
====================================================================================

                                                                  1995 Quarter Ended
(in thousands)                    3-31       6-30       9-30      12-31       Total
------------------------------------------------------------------------------------
Net interest income             $ 4,720    $ 4,683    $ 4,629    $ 4,364     $18,396
Noninterest income                  961        982      1,052      1,093       4,088
Provision for credit losses     (   220)   (   225)   (   220)   (   165)      ( 830)
Noninterest expense             ( 3,899)   ( 3,850)   ( 3,695)   ( 3,751)    (15,195)
------------------------------------------------------------------------------------
Income before income taxes        1,562      1,590      1,766      1,541       6,459
Applicable income taxes             582        608        671        587       2,448
------------------------------------------------------------------------------------
Net income                      $   980    $   982    $ 1,095    $   954     $ 4,011
====================================================================================
Net income per share            $  0.29    $  0.28    $  0.32    $  0.27     $  1.16
====================================================================================

NOTE 14 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT:

TransWorld Bancorp operates its only subsidiary, TransWorld Bank. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented:

CONDENSED BALANCE SHEETS

December 31                                                1996               1995
----------------------------------------------------------------------------------
ASSETS
Cash in TransWorld Bank                             $    78,000        $   213,000
Investment in wholly-owned subsidiary                33,193,000         29,404,000
Other assets                                             55,000             16,000
----------------------------------------------------------------------------------
   TOTAL ASSETS                                     $33,326,000        $29,633,000
==================================================================================

LIABILITIES
Other liabilities                                   $        --        $        --
----------------------------------------------------------------------------------
  TOTAL LIABILITIES

STOCKHOLDERS' EQUITY                                 33,326,000         29,633,000
----------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $33,326,000        $29,633,000
==================================================================================



CONDENSED STATEMENTS OF INCOME

Year Ended December 31                      1996                1995               1994
-------------------------------------------------------------------------------------------
INCOME
  Dividends from subsidiary             $        --         $        --         $    50,000
  Interest on deposit accounts                9,000               7,000                  --
-------------------------------------------------------------------------------------------
Total income                                  9,000               7,000              50,000

EXPENSE
Other                                       168,000              86,000              78,000
-------------------------------------------------------------------------------------------
Total expense                               168,000              86,000              78,000
Income before income tax benefit
  and equity in earnings of
  unconsolidated subsidiary                (159,000)            (79,000)        (    28,000)
Income tax benefit                          (66,000)            (33,000)        (    33,000)
-------------------------------------------------------------------------------------------
Income before equity in earnings
  of unconsolidated subsidiary              (93,000)            (46,000)              5,000
Equity in undistributed income
  of subsidiary                           3,788,000           4,057,000           2,564,000
-------------------------------------------------------------------------------------------
  NET INCOME                            $ 3,695,000         $ 4,011,000         $ 2,569,000
===========================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31                                          1996                  1995              1994
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                             $ 3,695,000         $ 4,011,000         $ 2,569,000
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    (Increase) in investments in wholly
      owned subsidiary                                    (3,788,000)         (4,057,000)         (2,564,000)
    Decrease (increase) in other assets                      (39,000)              9,000              21,000
    Decrease in other liabilities                               --                  --                   --
------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities               (132,000)            (37,000)             26,000
------------------------------------------------------------------------------------------------------------
Cash flows from financial activities:
    Cash dividends paid                                       (5,000)               --               (11,000)
    Exercise of stock options                                  2,000             217,000                --
------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                   (3,000)            217,000             (11,000)
------------------------------------------------------------------------------------------------------------
Decrease (increase) in cash                                 (135,000)            180,000              15,000
Cash beginning of year                                       213,000              33,000              18,000
------------------------------------------------------------------------------------------------------------
Cash at end of year                                      $    78,000         $   213,000         $    33,000
============================================================================================================
Supplemental disclosure to cash flow information:
  Interest paid during the year                          $      --           $      --           $      --
============================================================================================================

NOTE 15 - SALE OF THE COMPANY

    TransWorld Bancorp announced November 4, 1996 that it had agreed to be purchased by Glendale Federal Bank. The transaction has been approved by the shareholders of TransWorld Bancorp at a special meeting held February 26, 1997 but is still subject to regulatory approval. It is scheduled to be completed in May, 1997. Glendale Federal will pay $63 million, or $18.25 per share, for TransWorld Bancorp stock.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:

                                                                                                                   Director
        Name                                         Position with company                                         since (2)
----------------------------------------------------------------------------------------------------------------------------
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

Executive Officers of TransWorld Bancorp and TransWorld Bank:

          Name                     Position with company                Age
--------------------------------------------------------------------------------
TransWorld Bancorp
------------------
    David H. Hender                President and Chief
                                   Executive Officer                    66

    Howard J. Stanke               Chief Financial Officer              48

TransWorld Bank
---------------
    David H. Hender                Vice Chairman and Chief
                                   Executive Officer                    66

    Howard J. Stanke               Executive Vice President
                                   and Chief Financial Officer          48

    Mel Moss                       Executive Vice President             52

    Gary N. Lindgren               Executive Vice President             56

    John Marquis                   Executive Vice President             49


David H. Hender has been with the Bancorp as its President since inception. He was President and Chief Executive Officer of TransWorld Bank for twenty three years and was named Vice Chairman and Chief Executive Officer of TransWorld Bank in 1996.

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

ITEM 11 - COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth a comprehensive overview of the compensation of the Bank's executive officers with salary and bonus exceeding $100,000 during the fiscal year ended December 31, 1996. Comparative data is also provided for the previous two fiscal years.


Name and Principal              Fiscal         Annual Compensation          All Other(1)
  Position                       Year         Salary           Bonus        Compensation
----------------------------------------------------------------------------------------
David H. Hender                  1996        $170,000        $ 15,451        $  4,309
  President and                  1995        $160,000        $ 32,103        $  4,120
  Chief Executive Officer        1994        $130,016        $ 31,557        $  4,133



(1) Includes 401(k) contributions by the Bank of $2,375 in 1996 and $2,310 1995 and $2,248 in 1994 and profit sharing contributions by the Bank of $1,935 in 1996, $1,810 in 1995 and $1,823 in 1994.

Directors of the Company are paid $575 for each board meeting they attend, and $100 for each committee meeting they attend.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the shares of the Company's common stock beneficially owned by its directors and all directors and executive officers of the Company as a group as of March 1, 1997. Except as otherwise noted, each person listed below has sole voting and investment power with respect to the Common Stock indicated.

Name of Individual or                               Amount and Nature of                 Percent
Number of Persons in Group                          Beneficial Ownership                 of Class
-------------------------------------------------------------------------------------------------
Louis J. Galen                                           1,156,196(1)                   33.50(1)
David H. Hender                                            154,492                       4.48(2)
Douglas D. Bernards                                          9,765                        .29(3)
Alvin H. Blaine                                              5,650                        .17
Helene V. Galen                                            125,554                       3.64(4)
Timothy Harris                                              24,703                        .72(5)
Warren W. Kingsley                                           3,597                        .11(6)
Ralph E. Phillips, Jr.                                      44,180                       1.28(7)
All Directors and Officers as a Group
  (17 persons)                                           1,442,803(8)                   41.80(8)


(1) Includes 95,684 shares held by Golden West Financial Corporation, of which Mr. Galen is a director and as to which voting and investment power are shared. Also includes 274,852 shares held by the L.J. Galen Trust, 35,106 shares in NELAG Partners, a partnership in which Mr. Galen is a general partner, and 554 shares which are held by Helene V. Galen. Mr. Galen is the husband of Helene V. Galen, Director.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
(continued)

(2) Includes 150 shares held by Scott Hender and 150 shares held by Chris Hender, both sons of David H. Hender and 153,442 shares held by the Hender Revocable Intervivos Trust. Also includes 10,000 shares which Mr. Hender has the right to acquire under the Company's Stock Option and Stock Appreciation Rights Plan.

(3)  Mr. Bernards' shares are held in a profit sharing account.

(4)  Mrs. Galen is the wife of Louis J. Galen.

(5) Includes 4,947 shares held in Mr. Harris' profit sharing plan, 12,494 shares held by Timcor Financial Corporation of which Mr. Harris is President, 5,500 shares in the Harris Trust and 1,762 for Mr. Harris's children.

(6) Shares are held in the Kingsley Family trust of which Mr. Kingsley is a Trustee.

(7) 43,055 shares are held in the Phillips Children Trust of which Mr. Phillips is a Trustee. 375 shares are held by Mr. Phillips wife and 750 shares are held by Mr. Phillips' grandchildren.

(8) Includes, in addition to shares which Mr. Hender has the right to acquire, 34,248 shares beneficially owned by other officers under the Company's Stock Option and Stock Appreciation Rights Plan.

Set forth below is information concerning the only persons other than Mr. Galen who are known to the Company to own beneficially more that 5% of the outstanding shares of the Company's common stock. The following information was supplied by Fenimore Asset Management, Inc.



Name and Address of                      Amount and Nature of        Percent
Beneficial Owner                         Beneficial Ownership        of Class
--------------------------------------------------------------------------------
Fenimore Asset Management, Inc.               305,847(1)               8.86
  118 N. Grand Street
    P.O. Box 310
    Cobleskill, New York 12043

Heartland Advisors                            176,775(2)               5.12
    790 North Milwaukee Street
    Milwaukee, Wisconsin  53202

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
             21.  Subsidiaries of Registrant.

             23.  Consent of Independent Auditors'

             27.  Financial Data Schedule

                       [DELOITTE & TOUCHE LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   TransWorld Bancorp
Sherman Oaks, California:


We have audited the accompanying consolidated balance sheet of TransWorld Bancorp and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of TransWorld Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TransWorld Bancorp and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


January 17, 1997

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TRANSWORLD BANCORP


                                              By:    Howard J. Stanke
                                                   -----------------------------
                                                     Howard J. Stanke
                                                     Chief Financial Officer

                                              Date:  March 27, 1997



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

                                Chairman of the Board             March 27, 1997
-------------------------
Louis J. Galen


David H. Hender               Director and Chief Executive
-------------------------            Officer                      March 27, 1997
David H. Hender


Howard J. Stanke              Chief Financial Officer and
-------------------------     Principal Accounting Officer        March 27, 1997
Howard J. Stanke


Douglas D. Bernards                    Director                   March 27, 1997
-------------------------
Douglas D. Bernards


Alvin H. Blaine                        Director                   March 27, 1997
-------------------------
Alvin H. Blaine


                                       Director                   March 27, 1997
-------------------------
Helene V. Galen


Timothy Harris                         Director                   March 27, 1997
-------------------------
Timothy Harris


Warren W. Kingsley                     Director                   March 27, 1997
-------------------------
Warren W. Kingsley


Ralph E. Phillips, Jr.                 Director                   March 27, 1997
-------------------------
Ralph E. Phillips, Jr.