Form 10-Q
period 1997-03-31
TRANSWORLD BANCORP
filed 1997-05-14
CIK 700613

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                 Commission File Number 0-10692


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   There were 3,452,215 shares of common stock outstanding as of May 9, 1997.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                      March 31,     December 31,
(Unaudited)                                                               1997             1996
-----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $  26,873,000    $  30,369,000
Federal funds sold                                                  25,000,000       20,075,000
Investment securities (approximate market value:
   1997-$144,006,000; 1996-$148,532,000):                          144,789,000      148,509,000
Investment securities available for sale at market value            32,165,000       33,290,000
-----------------------------------------------------------------------------------------------
      Total investment securities                                  176,954,000      181,799,000
Loans and leases                                                   136,282,000      136,523,000
   Less allowance for credit losses                                  2,420,000        2,448,000
-----------------------------------------------------------------------------------------------
      Net loans and leases                                         133,862,000      134,075,000
Premises and equipment, net                                          4,865,000        5,021,000
Other real estate owned                                              1,757,000        1,022,000
Other assets                                                         7,040,000        7,155,000
-----------------------------------------------------------------------------------------------
      TOTAL ASSETS                                               $ 376,351,000    $ 379,516,000
===============================================================================================

LIABILITIES
Deposits:
   Noninterest bearing                                           $ 110,988,000    $ 110,874,000
   Interest bearing                                                225,410,000      231,047,000
-----------------------------------------------------------------------------------------------
     Total deposits                                                336,398,000      341,921,000
Interest bearing demand notes issued to the U.S. Treasury            3,531,000        2,413,000
Mortgage indebtedness and obligation under capital lease               245,000          205,000
Securities sold under agreement to repurchase                          700,000          500,000
Other liabilities                                                    1,626,000        1,255,000
-----------------------------------------------------------------------------------------------
   Total liabilities                                               342,500,000      346,294,000
STOCKHOLDERS' EQUITY,
Common stock, no par value: authorized 6,000,000 shares;
   3,452,215 shares issued and out-standing in TransWorld
   Bancorp in 1997 and 3,451,715 in 1996                             8,037,000        8,033,000
Surplus                                                              2,926,000        2,926,000
Retained earnings                                                   23,177,000       22,367,000
Unrealized gain (loss) on securities (net of deferred taxes of
   $205,000 in March 1997 and $74,000 in Dec 1996)                    (289,000)        (104,000)
-----------------------------------------------------------------------------------------------

   Total stockholders' equity                                       33,851,000       33,222,000
-----------------------------------------------------------------------------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 376,351,000    $ 379,516,000
===============================================================================================


   The financial statements reflect all normal interim adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME


                                                 Three Months Ending
                                                       March 31
(Unaudited)  ($ in thousands)                     1997            1996
----------------------------------------------------------------------
Interest income:
   Interest and fees on loans               $    3,474      $    3,394
   Interest on state and municipal
     securities                                    256             323
   Interest on other investment
     securities                                  2,421           2,093
   Interest on Federal funds sold                  381             388
----------------------------------------------------------------------
     Total interest income                       6,532           6,198
Interest expense:
   Interest on deposits                          2,130           1,969
   Interest on short-term borrowings                45              75
----------------------------------------------------------------------
     Total interest expense                      2,175           2,044
Net interest income                              4,357           4,154
   Provision for credit losses                      95             105
----------------------------------------------------------------------
Net interest income after provision
   for credit losses                             4,262           4,049
Noninterest income:
   Service charges on deposit accounts             812             785
   Bankcard merchant income                         32              35
   Other operating income                          215             206
----------------------------------------------------------------------
     Total noninterest income                    1,059           1,026
Noninterest expense:
   Salaries and employee benefits                2,130           2,085
   Net occupancy expense                           573             535
   Furniture, fixtures and equipment               249             329
   FDIC insurance costs                             10               1
   Data processing                                  73              59
   Other operating expense                       1,008             859
----------------------------------------------------------------------
     Total noninterest expense                   4,043           3,868
Income before income taxes                       1,278           1,207
Income taxes                                       468             437
----------------------------------------------------------------------
   Net income                               $      810      $      770
======================================================================
Net Income Per Share                        $      .23      $      .22

Book value per share                        $     9.81      $     8.74

Weighted Average shares outstanding          3,451,901       3,451,465

TRANSWORLD BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ending March 31, (Unaudited)                                                  1997               1996
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                    $    810,000       $    770,000
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net amortization of premium on investments                                    71,000             81,000
      Provision for credit losses                                                   95,000            105,000
      Accretion of deferred loan fees and costs                                    (78,000)          (109,000)
      Loan origination costs capitalized                                           (39,000)           (38,000)
      Depreciation and amortization                                                178,000            157,000
      (Increase) decrease in accrued interest receivable                           (92,000)            80,000
      Increase (decrease) in accrued interest payable                                6,000            (64,000)
      Increase (decrease) in current income taxes payable                          517,000           (430,000)
      Provision for OREO losses                                                        -                  -
      Increase in other, net                                                      (138,000)           358,000
-------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                               1,330,000          1,770,000
Cash flows from investing activities:
      Proceeds from matured securities held to maturity                          9,960,000          2,835,000
      Proceeds from matured securities available for sale                          800,000          2,700,000
      Proceeds from calls and redemptions of securities
         held to maturity                                                       11,671,000         28,651,000
      Proceeds from calls and redemptions of securities
         available for sale                                                            -            6,000,000
      Proceeds from sale of securities available for sale                              -                  -
      Purchase of securities held to maturity                                  (17,946,000)       (23,359,000)
      Purchase of securities available for sale                                        -          (20,648,000)
      Net increase in loans                                                       (545,000)        (3,749,000)
      Proceeds from sale of SBA loans                                                  -              892,000
      Loan origination fees received                                               135,000            219,000
      Proceeds from sale of other real estate owned                                    -              145,000
      Purchase of premises and equipment                                           (42,000)          (316,000)
      Decrease (increase) in other, net                                            227,000         (1,968,000)
-------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities:                   4,260,000         (8,598,000)
Cash flows from financing activities:
      Net increase (decrease) in noninterest bearing deposits                      114,000         (4,582,000)
      Net (decrease) increase in interest bearing deposits                      (5,637,000)        13,955,000
      Net increase (decrease) in repurchase agreements                             200,000         (1,563,000)
      Increase in interest bearing demand notes                                  1,118,000            528,000
      Increase (decrease) in capital lease and mortgage indebtedness                40,000             (1,000)
      Dividends paid in lieu of fractional shares issued                               -               (5,000)
      Exercise of stock purchase plan options                                        4,000                -
-------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing activities                  (4,161,000)         8,332,000
-------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        1,429,000          1,504,000
Cash and cash equivalents, beginning of year                                    50,444,000         58,878,000
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $ 51,873,000       $ 60,382,000
=============================================================================================================


Supplemental disclosure of cash flows information:
Cash paid during the year:                                                            1997               1996
-------------------------------------------------------------------------------------------------------------
   Interest                                                                    $ 2,173,000       $  2,112,000
   Income taxes                                                                $         -       $     14,000
-------------------------------------------------------------------------------------------------------------
Non cash activities:
   Transfer from loans to other real estate owned                              $   735,000       $          -
=============================================================================================================

NOTE 1 - NONPERFORMING ASSETS

PAST DUE AND NONACCRUING ASSETS:

                             Past due over 90 days                Nonaccruals
                             ------------------------------------------------------
                              Mar. 31       Dec. 31         Mar. 31         Dec. 31
                                 1997          1996            1997            1996
-----------------------------------------------------------------------------------
Real Estate loans            $155,000      $284,000      $  973,000      $1,307,000
Commercial loans                1,000           -           155,000         282,000
Consumer loans                    -             -            11,000           5,000
Leasing                           -             -               -
Other Real Estate Owned           -             -         1,757,000       1,022,000
-----------------------------------------------------------------------------------
  Total                      $156,000      $284,000      $1,896,000      $2,616,000
-----------------------------------------------------------------------------------



NOTE 2 - ALLOWANCE FOR CREDIT LOSSES AND OTHER REAL ESTATE OWNED:


Transactions in the allowance for credit losses were as follows:

                                        Mar. 31         Dec. 31
                                           1997            1996
---------------------------------------------------------------
Balance, January 1                   $2,448,000      $2,282,000
Provision charged to operations          95,000         430,000
Recoveries                               51,000          47,000
---------------------------------------------------------------
                                      2,594,000       2,759,000
Less: Loans charged off                 174,000         311,000
---------------------------------------------------------------
  Balance                            $2,420,000      $2,448,000
===============================================================



Transactions in the allowance for other real estate owned were as follows:

                                     Mar. 31      Dec. 31
                                        1997         1996
---------------------------------------------------------
Balance, January 1                   $70,000      $83,000
Provision charged to operations          -            -
---------------------------------------------------------
                                      70,000       83,000
Less: OREO reserves recovered            -
Less: OREO reserves charged off          -         13,000
---------------------------------------------------------
  Balance                            $70,000      $70,000
=========================================================



NOTE 3 - ASSET QUALITY RATIOS

                                                             Mar. 31      Dec. 31
                                                                1997         1996
---------------------------------------------------------------------------------
Nonperforming loans to total loans                             0.95%        1.38%
Nonperforming assets to total assets                           0.76%        0.78%
Loan loss allowance to nonperforming loans                   186.87%      130.35%
Loan loss and OREO allowance to nonperforming assets         117.34%       84.78%

ITEM 2 - MANAGEMENT'S ANALYSIS OF FINANCIAL OPERATIONS

MARCH 31, 1997 VS. DECEMBER 31, 1996

ASSETS

Total Assets on March 31, 1997 were $376,351,000 compared to $379,516,000 at year-end 1996, a decrease of $3,165,000 or 1%. The decrease was due to a seasonal drop in total deposits. Investment securities decreased 3%, or $4,845,000 from December 31, 1996. Portfolio investments are limited by the merger agreement with Glendale Federal Bank and maturities in March, 1997 were not renewed.

Loans were off slightly during the first quarter with the loans totaling $136,282,000 at March 31, 1997 compared to $136,523,000 at December 31, 1996.
The quality of the Company's loan portfolio continues to be satisfactory with non-performing loans totaling 0.95% of total loans.

Other Real Estate Owned (OREO) increased during the first quarter with the addition of three properties during the first quarter. Two single family residences totaling $355,000 and one multi-family unit for $380,000 accounted for the change. Two properties totaling $469,000 were in escrow at quarter end.

LIABILITIES

Deposits declined during the first quarter due to seasonal trends and the fact that the Bank did not renew $10,000,000 in brokered certificates of deposit which came due in March. Money market deposits increased during the quarter making up for most of the decrease in time deposits. Noninterest bearing deposits remained almost constant over the period increasing by only $114,000.

CAPITAL AND LIQUIDITY

The Company's capital position remains strong, and continues to meet the requirements set by the FDIC for a well capitalized bank. Capital ratios at the end of the first quarter improved from year-end 1996. Risk based capital at March 31, 1997 was 18.4% compared to 17.9% at December 31, 1996. Tier 1 (core capital) ratio was 17.1% at quarter-end versus 16.7% at year-end, with the leverage ratio (tier 1 capital to quarterly average assets) at 8.9% at March 31, 1997 compared to 8.9% at December 31, 1996.

The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality and maturity schedules of earning assets and supporting liabilities. The Company's liquid assets include cash and demand balances due from banks, federal funds sold and investment securities available for sale. Liquid assets represented approximately 22% of the Company's total assets at March 31, 1997 giving the Company adequate liquidity to handle increased loan demand and short-term liability fluctuations.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997  VS. MARCH 31, 1996


Interest income increased $334,000, or 5% in the first quarter of 1997 compared to the first quarter of 1996. This was primarily due to increased volume in earning assets over 1996, especially the loan portfolio which was up 4%. Interest expense during the same periods increased by $131,000 due to an increase in interest bearing deposits. This brought the net interest income (prior to loan loss provision) up $203,000, or 5% better than the first quarter of 1996.

Noninterest income for the first quarter of 1997 was up $33,000, or 3% over the 1996 first quarter. Service charges on deposit accounts posted the largest increase, rising $27,000, or 3% over the same period last year. The increase came from an increase in the number and size of demand accounts paying service charges. Other operating income also increased 4% over the first quarter of 1996.

Noninterest expense increased by $175,000, or 5% over 1996. Expenses incidental to the merger with Glendale Federal Bank amounted to $181,000 during the first quarter of 1997. If the Company had not incurred these expenses overall noninterest costs would have decreased from last year and net income would have significantly improved. The one category not affected by merger costs was furniture and equipment expenses. This category decreased by $80,000 due to the payoff of the lease on the Company's main computer at the end of 1996. The equipment is now owned by the Company after a $1 buyout cost.

Net income for the quarter improved $40,000, or 5% over the first quarter of 1996 despite the merger related costs. Per share earnings were $0.23 versus $0.22 for last year's first quarter and book value improved to $9.81 compared to $8.74 in 1996.

The merger of TransWorld Bancorp and Glendale Federal Bank, approved by shareholders on February 26, 1997, is anticipated to close on or about May 16, 1997.

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

                                TRANSWORLD BANCORP


Date: May  9, 1997                     By:  Howard J. Stanke
      ------------                         ----------------------------
                                           Howard J. Stanke
                                           Chief Financial Officer



Date: May  9, 1997                     By:  David H. Hender
      ------------                          ----------------------------
                                            David H. Hender
                                            Chief Executive Officer